Form 10-Q
period 2026-09-30
HORACE MANN EDUCATORS CORP /DE/
filed 2026-11-06
CIK 850141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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

As of October 30, 2026, the registrant had 40,518,742 common shares, $0.001 par value, outstanding.

HORACE MANN EDUCATORS CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I: FINANCIAL INFORMATION
ITEM 1. I Consolidated Financial Statements
HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in millions, except share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments
Fixed maturity securities, available for sale, at fair value (amortized cost, net 2026, $6,149.9; 2025, $6,026.7)	$5,520.8	$5,714.6
Equity securities at fair value, (cost 2026, $56.2 and 2025, $56.2)	37.5	41.9
Limited partnership interests (Carried Under Fair Value Option, 2026, $44.0 and 2025, $0.0)	1,093.5	1,100.6
Policy loans	136.8	138.1
Short-term investments	117.1	210.4
Other investments	112.4	99.0
Total investments	7,018.1	7,304.6
Cash	148.8	27.5
Deferred policy acquisition costs	360.1	358.2
Reinsurance balances receivable	409.1	419.0
Deposit asset on reinsurance	2,333.6	2,369.6
Intangible assets	130.8	141.5
Goodwill	54.3	54.3
Other assets	440.1	434.5
Separate Account variable annuity assets	4,505.6	4,157.4
Total assets	$15,400.5	$15,266.6
Liabilities and Shareholders' Equity
Policy liabilities
Future policy benefit reserves	$1,463.3	$1,611.5
Policyholders' account balances	5,043.2	5,064.1
Unpaid claims and claim expenses	571.3	565.2
Unearned premiums	383.7	372.1
Total policy liabilities	7,461.5	7,612.9
Other policyholder funds	1,091.0	1,046.2
Other liabilities	326.6	374.0
Long-term debt	594.6	593.4
Separate Account variable annuity liabilities	4,505.6	4,157.4
Total liabilities	13,979.3	13,783.9
Preferred stock, $0.001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $0.001 par value, authorized 75,000,000 shares; issued, 2026, 67,587,965; 2025, 67,323,929	0.1	0.1
Additional paid-in capital	546.4	538.8
Retained earnings	1,748.3	1,651.7
Accumulated other comprehensive income (loss), net of tax:
Net unrealized investment losses on fixed maturity securities	(494.8)	(245.5)
Net reserve remeasurements attributable to discount rates	196.2	93.4
Net funded status of benefit plans	(2.5)	(2.5)
Treasury stock, at cost, 2026, 27,109,244 shares; 2025, 26,664,472 shares	(572.5)	(553.3)
Total shareholders’ equity	1,421.2	1,482.7
Total liabilities and shareholders’ equity	$15,400.5	$15,266.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	1	Third Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Statements of Operations
Revenues
Net premiums and contract charges earned	$318.0	$310.3	$947.9	$911.2
Net investment income	139.7	119.6	370.9	346.3
Net investment gains (losses)	(26.2)	3.3	(28.5)	(5.9)
Other income	7.7	5.3	21.7	15.0

Total revenues	439.2	438.5	1,312.0	1,266.6

Benefits, losses and expenses
Benefits, claims and settlement expenses (Reserve remeasurement (gains)/losses, $8.8; $4.8; $9.4; $4.5)	163.8	171.0	526.5	537.7
Interest credited	55.6	55.7	164.0	161.2
Operating expenses	102.2	96.3	314.2	284.0
DAC amortization expense	31.9	31.5	96.2	91.0
Intangible asset amortization expense	3.5	3.6	10.6	10.8
Interest expense	9.6	8.9	28.7	26.4

Total benefits, losses and expenses	366.6	367.0	1,140.2	1,111.1

Income before income taxes	72.6	71.5	171.8	155.5
Income tax expense	14.1	13.2	30.5	29.6

Net income	$58.5	$58.3	$141.3	$125.9

Net income per share
Basic	$1.43	$1.42	$3.46	$3.05
Diluted	$1.41	$1.40	$3.43	$3.03

Weighted average number of shares and equivalent shares
Basic	40.9	41.2	40.9	41.3
Diluted	41.4	41.6	41.3	41.6

Statements of Comprehensive Income (Loss)
Net income	$58.5	$58.3	$141.3	$125.9
Other comprehensive income (loss), net of tax:
Change in net unrealized investment gains (losses) on fixed maturity securities	(212.9)	59.1	(249.3)	106.6
Change in net reserve remeasurements attributable to discount rates	86.2	(20.4)	102.8	(31.5)
Other comprehensive income (loss)	(126.7)	38.7	(146.5)	75.1
Comprehensive income (loss)	$(68.2)	$97.0	$(5.2)	$201.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	2	Third Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
($ in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock, $0.001 par value
Beginning balance	$0.1	$0.1	$0.1	$0.1
Options exercised	—	—	—	—
Conversion of common stock units	—	—	—	—
Conversion of restricted stock units	—	—	—	—
Ending balance	0.1	0.1	0.1	0.1

Additional paid-in capital
Beginning balance	544.0	530.4	538.8	525.2
Options exercised and conversion of common and restricted stock units	0.1	3.0	0.7	3.1
Share-based compensation expense	2.3	2.4	6.9	7.5
Ending balance	546.4	535.8	546.4	535.8

Retained earnings
Beginning balance	1,704.7	1,586.5	1,651.7	1,548.2
Net income	58.5	58.3	141.3	125.9
Dividends, 2026, $0.36 per share; 2025, $0.35 per share	(14.9)	(14.6)	(44.7)	(43.9)
Ending balance	1,748.3	1,630.2	1,748.3	1,630.2

Accumulated other comprehensive income (loss), net of tax:
Beginning balance	(174.4)	(217.1)	(154.6)	(253.5)
Change in net unrealized investment gains (losses) on fixed maturity securities	(212.9)	59.1	(249.3)	106.6
Change in net reserve remeasurements attributable to discount rates	86.2	(20.4)	102.8	(31.5)
Change in net funded status of benefit plans	—	—	—	—
Ending balance	(301.1)	(178.4)	(301.1)	(178.4)

Treasury stock, at cost
Beginning balance	(571.5)	(539.6)	(553.3)	(532.5)
Treasury stock acquired - share repurchase authorization	(1.0)	(6.8)	(19.2)	(13.9)
Ending balance	(572.5)	(546.4)	(572.5)	(546.4)
Shareholders' equity at end of period	$1,421.2	$1,441.3	$1,421.2	$1,441.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	3	Third Quarter 2026 Form 10-Q

HORACE MANN EDUCATORS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
($ in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows - operating activities
Net income	$141.3	$125.9
Adjustments to reconcile net income to net cash provided by operating activities:
Net investment losses	28.5	5.9
Depreciation and intangible asset amortization	20.3	20.4
Share-based compensation expense	6.9	7.6
Gain from equity method investments, net of dividends or distributions	(21.6)	(4.2)
Changes in:
Insurance liabilities	67.7	103.7
Amounts due under reinsurance agreements	10.0	1.8
Income tax liabilities	14.9	(0.7)
Other operating assets and liabilities	133.0	163.3
Contributions to defined benefit plan	—	(0.7)
Other, net	(4.0)	0.3
Net cash provided by operating activities	397.0	423.3
Cash flows - investing activities
Fixed maturity securities purchases	(1,010.4)	(912.6)
Fixed maturity securities sales	405.0	283.0
Fixed maturity securities maturities, paydowns, calls and redemptions	485.8	478.7
Equity securities purchases	—	(2.2)
Equity securities sales, calls and repayments	—	22.4
Limited partnership interests purchases	(75.5)	(45.5)
Limited partnership interests sales and capital distributions	84.2	33.2
Change in short-term and other investments, net	86.2	(84.5)
Other, net	(9.1)	(7.1)
Net cash used in investing activities	(33.8)	(234.6)
Cash flows - financing activities
Dividends paid to shareholders	(43.7)	(42.9)
Proceeds from issuance of Senior Notes	—	296.0
Treasury stock acquired	(19.2)	(13.9)
Proceeds from exercise of stock options	3.7	5.3
Withholding tax payments on RSUs and options tendered	(4.3)	(3.4)
Annuity contracts: variable, fixed and FHLB funding agreements:
Deposits	1,274.7	896.6
Benefits, withdrawals and net transfers to Separate Account variable annuity assets	(487.4)	(451.8)
Repayment of FHLB funding agreements	(884.5)	(499.5)
Life policy accounts deposits, withdrawals, and surrenders	18.2	12.3
Change in deposit asset on reinsurance	(107.0)	(103.7)
Net decrease in reverse repurchase agreements	—	(12.0)
Change in book overdrafts	7.6	(7.3)
Net cash (used in) provided by financing activities	(241.9)	75.7
Net increase in cash	121.3	264.4
Cash at beginning of period	27.5	38.1
Cash at end of period	$148.8	$302.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Horace Mann Educators Corporation	4	Third Quarter 2026 Form 10-Q

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
Basis of Presentation
The accompanying Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in annual financial statements prepared in conformity with GAAP, but are not required for interim reporting purposes, have been omitted. These Consolidated Financial Statements and Notes thereto should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part II - Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year.
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

Horace Mann Educators Corporation	5	Third Quarter 2026 Form 10-Q

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
NOTE 2 - Acquisitions
On July 21, 2026 the Company announced that it entered into a Membership Interest Purchase Agreement, with Medical Mutual of Ohio (MMO), pursuant to which the Company will acquire all of the equity interests of Employee Services LLC, a New York limited liability company (ESI). Pursuant to the Membership Interest Purchase Agreement and subject to the terms and conditions set forth in the Membership Interest Purchase Agreement, the Company would acquire all of the equity interests of ESI for approximately $115 million.
Effective October 1, 2026, the Company completed its acquisition of ESI in an all-cash transaction for $117.2 million, including customary purchase price adjustments. As a result of the acquisition, ESI became a wholly owned subsidiary of the Company.
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
Subject to the terms and conditions of the Master Transaction Agreement, the Company will acquire all of the outstanding stock of RNIC for a purchase price of approximately $125 million, and the Company’s applicable affiliate will pay MML a ceding commission of approximately $7.4 million in connection with the Reinsurance Transaction. With respect to the purchase of RNIC, the net purchase price includes approximately $10 million of excess statutory capital expected to remain in RNIC at closing. The purchase price and ceding commission are expected to be funded with cash on hand and borrowings under the Company’s existing credit facility. The existing Medicare supplement insurance policies of RNIC will be excluded from the Acquisition, and prior to the closing of the Acquisition, will be reinsured by RNIC to MMO or otherwise transferred out of RNIC. The Master Transaction Agreement and the consummation of the transactions contemplated therein have been approved by

Horace Mann Educators Corporation	6	Third Quarter 2026 Form 10-Q

NOTE 2 - Acquisitions (continued)
the Company’s Board of Directors. The closing of the Acquisition is expected to occur in the first quarter of 2027, subject to the satisfaction or waiver of applicable closing conditions as well as approval by certain regulators.
NOTE 3 - Investments
Net Investment Income
The components of net investment income for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity securities	$76.8	$71.5	$223.2	$202.5
Equity securities	0.5	0.9	1.8	2.9
Limited partnership interests	35.5	21.4	65.9	60.9
Short-term and other investments	6.1	5.8	16.6	16.4
Investment expenses	(3.4)	(3.2)	(8.7)	(9.1)
Net investment income - investment portfolio	115.5	96.4	298.8	273.6
Investment income - deposit asset on reinsurance	24.2	23.2	72.1	72.7
Total net investment income(1)	$139.7	$119.6	$370.9	$346.3
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.
Net Investment Gains (Losses)
Net investment gains (losses) for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity securities	$(2.1)	$(0.6)	$(1.7)	$(4.5)
Equity securities	(2.8)	2.2	(4.4)	0.2
Limited partnership interests	(20.1)	—	(20.1)	—
Short-term investments and other	(1.2)	1.7	(2.3)	(1.6)
Net investment gains (losses)	$(26.2)	$3.3	$(28.5)	$(5.9)

For the three and nine months ended September 30, 2026, total net investment losses increased primarily due to the sale of one limited partnership fund during the quarter ended September 30, 2026.
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

Horace Mann Educators Corporation	7	Third Quarter 2026 Form 10-Q

NOTE 3 - Investments (continued)
Net Investment Gains (Losses) by Transaction Type
The breakdown of net investment gains (losses) by transaction type for the following periods were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit loss impairments	$(4.0)	$1.0	$(4.0)	$(1.2)
Intent-to-sell impairments	(0.1)	(0.7)	(0.2)	(1.6)
Total impairments	(4.1)	0.3	(4.2)	(2.8)
Sales and other, net	(14.7)	0.3	(8.5)	4.4
Change in fair value - equity securities	(2.8)	2.2	(4.4)	0.3
Change in fair value and gains (losses) realized on settlements - derivatives	(4.6)	0.5	(11.4)	(7.8)
Net investment gains (losses)	$(26.2)	$3.3	$(28.5)	$(5.9)
Allowance for Credit Loss Impairments on Fixed Maturity Securities
The following table presents changes in the allowance for credit loss impairments on fixed maturity securities classified as available for sale for the category of other asset-backed securities (no other categories of fixed maturity securities have an allowance for credit loss impairments):

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$2.1	$3.1	$2.1	$0.9
Credit losses on fixed maturity securities for which credit losses were not previously reported	4.0	0.2	4.0	3.3
Net increase (decrease) related to credit losses previously reported	—	—	—	(0.9)
Reduction of credit allowances related to sales	—	(1.2)	—	(1.2)
Write-offs	—	—	—	—
Ending balance	$6.1	$2.1	$6.1	$2.1

Horace Mann Educators Corporation	8	Third Quarter 2026 Form 10-Q

NOTE 3 - Investments (continued)
Fixed Maturity Securities
The Company's investment portfolio is comprised primarily of fixed maturity securities. Amortized cost, net, gross unrealized investment gains (losses) and fair values of all fixed maturity securities in the portfolio were as follows:

($ in millions)	Amortized Cost, net	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$726.5	$0.3	$74.7	$652.1
Other, including U.S. Treasury securities	376.9	—	79.0	297.9
Municipal bonds	1,216.5	9.4	146.0	1,079.9
Foreign government bonds	8.6	—	1.0	7.6
Corporate bonds	2,126.3	3.9	295.0	1,835.2
Other asset-backed securities	1,695.1	4.1	51.1	1,648.1
Totals	$6,149.9	$17.7	$646.8	$5,520.8

December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$718.1	$9.5	$38.6	$689.0
Other, including U.S. Treasury securities	381.4	0.4	56.1	325.7
Municipal bonds	1,235.3	24.6	82.7	1,177.2
Foreign government bonds	10.6	—	0.6	10.0
Corporate bonds	2,064.8	27.6	182.1	1,910.3
Other asset-backed securities	1,616.5	12.0	26.1	1,602.4
Totals	$6,026.7	$74.1	$386.2	$5,714.6

Horace Mann Educators Corporation	9	Third Quarter 2026 Form 10-Q

NOTE 3 - Investments (continued)
The following table presents the fair value and gross unrealized losses for fixed maturity securities in an unrealized loss position as of September 30, 2026 and December 31, 2025, respectively. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2026 as due to factors other than a credit loss. As of September 30, 2026, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell the fixed maturity securities with unrealized losses before a recovery of the amortized cost basis. In reaching our conclusion that an allowance for credit is unnecessary, we considered the factors described in the evaluation of credit loss impairments for fixed maturity securities critical accounting estimate in our Annual Report on Form 10-K. In the current three months ended September 30, 2026, the performance of fixed maturity securities has been impacted by the change in interest rates, specifically interest rates being at relatively high levels compared to interest rates at the time of acquisition of the securities. In consideration of the factors, we expect to receive cash flows sufficient to recover the entire amortized cost basis of the securities in the following table.

($ in millions)	12 Months or Less		More than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2026
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$432.9	$22.3	$210.6	$52.4	$643.5	$74.7
Other	47.7	3.7	249.9	75.3	297.6	79.0
Municipal bonds	418.3	23.2	529.6	122.8	947.9	146.0
Foreign government bonds	0.9	—	6.7	1.0	7.6	1.0
Corporate bonds	854.8	59.8	819.7	235.2	1,674.5	295.0
Other asset-backed securities	633.3	16.6	258.6	34.5	891.9	51.1
Total	$2,387.9	$125.6	$2,075.1	$521.2	$4,463.0	$646.8

Number of positions with a gross unrealized loss	1,631		1,540		3,171
Fair value as a percentage of total fixed maturity securities at fair value	43.3%		37.6%		80.9%

December 31, 2025
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$69.7	$0.3	$247.9	$38.3	$317.6	$38.6
Other	27.1	0.4	276.1	55.7	303.2	56.1
Municipal bonds	126.0	2.8	596.4	79.9	722.4	82.7
Foreign government bonds	—	—	9.0	0.6	9.0	0.6
Corporate bonds	387.3	10.5	930.6	171.6	1,317.9	182.1
Other asset-backed securities	239.5	1.2	369.8	24.9	609.3	26.1
Total	$849.6	$15.2	$2,429.8	$371.0	$3,279.4	$386.2

Number of positions with a gross unrealized loss	466		1,649		2,115
Fair value as a percentage of total fixed maturity securities at fair value	14.9%		42.5%		57.4%

Horace Mann Educators Corporation	10	Third Quarter 2026 Form 10-Q

NOTE 3 - Investments (continued)
With regards to fixed maturity securities that had gross unrealized losses more than 12 months, the number of positions by their respective credit ratings were as follows:

	Number of Positions
	September 30, 2026	December 31, 2025
Credit Rating
AAA	131	140
AA	809	860
A	262	275
BBB	290	317
Total investment grade	1,492	1,592
BB	19	24
B	10	8
CCC or lower	4	2
Total below investment grade	33	34
Not rated	15	23
Totals:	1,540	1,649
Fixed maturity securities with an investment grade rating represented 98.2% of the gross unrealized losses as of September 30, 2026. For the same reasons discussed above, we expect to receive cash flow sufficient to recover the entire amortized cost basis of the securities in the previous table.
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

($ in millions)	September 30, 2026
	Amortized Cost, net	Fair Value	Percent of Total Fair Value
Estimated expected maturity:
Due in 1 year or less	$256.4	$249.9	4.5%
Due after 1 year through 5 years	1,245.3	1,190.2	21.6%
Due after 5 years through 10 years	1,624.9	1,517.9	27.5%
Due after 10 years through 20 years	1,718.4	1,482.0	26.8%
Due after 20 years	1,304.9	1,080.8	19.6%
Total	$6,149.9	$5,520.8	100.0%

Average option-adjusted duration, in years	6.2

Horace Mann Educators Corporation	11	Third Quarter 2026 Form 10-Q

NOTE 3 - Investments (continued)
Sales of Fixed Maturity and Equity Securities
Proceeds received from sales of fixed maturity and equity securities, each determined using the specific identification method, and gross gains and gross losses realized as a result of those sales for each period were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed maturity securities
Proceeds received	$173.4	$153.1	$405.0	$283.0
Gross gains realized	3.7	0.8	7.6	2.5
Gross losses realized	(1.6)	(1.2)	(5.0)	(3.7)

Equity securities
Proceeds received	$—	$10.1	$—	$16.4
Gross gains realized	—	—	—	—
Gross losses realized	—	(0.1)	—	(0.1)
Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities
The following table reconciles net unrealized investment gains (losses) on fixed maturity securities, net of tax, included in AOCI:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net unrealized investment gains (losses) on fixed maturity securities, net of tax
Beginning of period	$(281.9)	$(309.9)	$(245.5)	$(357.4)
Change in net unrealized investment gains (losses) on fixed maturity securities	(214.5)	58.7	(250.6)	103.1
Reclassification of net investment losses on fixed maturity securities to net income	1.6	0.4	1.3	3.5
End of period	$(494.8)	$(250.8)	$(494.8)	$(250.8)
Limited Partnership Interests
Investments in limited partnership interests are predominantly accounted for using the equity method of accounting (EMA) and include interests in commercial mortgage loan funds, real estate equity funds, private equity funds, infrastructure equity funds, infrastructure debt funds, and other funds. In addition, we have one limited partnership investment accounted for at fair value using the fair value option (FVO). Principal factors influencing carrying amount appreciation or depreciation include operating performance, comparable public company earnings multiples, capitalization rates, and the economic environment. The carrying amounts of limited partnership interests were as follows:

($ in millions)
	September 30, 2026	December 31, 2025
Commercial mortgage loan funds	$523.6	$590.7
Private equity funds	175.4	118.3
Real estate equity funds	108.2	127.5
Infrastructure debt funds	79.4	73.9
Venture capital funds	75.4	50.0
Infrastructure equity funds	46.8	52.4
Other funds(1)	84.7	87.8
Total	$1,093.5	$1,100.6
(1)Other funds consist primarily of limited partnership interests in corporate mezzanine and private credit funds.

Horace Mann Educators Corporation	12	Third Quarter 2026 Form 10-Q

NOTE 3 - Investments (continued)
Offsetting of Assets and Liabilities
The Company's derivatives are subject to enforceable master netting arrangements. Collateral support agreements associated with each master netting arrangement provides that the Company will receive or pledge financial collateral in the event minimum thresholds have been reached. The Company’s reverse repurchase agreements are also subject to enforceable master netting arrangements, but there was no offsetting in their presentation in the Company’s Consolidated Balance Sheets. Information regarding the Company's derivatives is contained in Part II - Item 8, Note 4 in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The following table presents instruments that were subject to a master netting arrangement for the Company.

($ in millions)		Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets/ Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts			Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2026
Asset derivatives:
Free-standing derivatives	$18.7	$—	$18.7	$—	$19.9	$(1.2)

December 31, 2025
Asset derivatives:
Free-standing derivatives	$21.6	$—	$21.6	$—	$23.8	$(2.2)
Reverse Repurchase Agreements
Periodically, in connection with reverse repurchase agreements, the Company transfers primarily U.S. government, government agency and corporate securities and receives cash. For reverse repurchase agreements, the Company receives cash in an amount equal to at least 95% of the fair value of the securities transferred, and the agreements with third parties contain contractual provisions to allow for additional collateral to be obtained when necessary. The Company accounts for reverse repurchase agreements as secured borrowings. The securities transferred under reverse repurchase agreements are included in Fixed maturity securities with the obligation to repurchase those securities reported in Other liabilities on the Company's Consolidated Balance Sheets. The fair value of the securities transferred was $0.0 million as of September 30, 2026 and December 31, 2025. The obligation for securities sold under reverse repurchase agreements was a net amount of $0.0 million as of September 30, 2026 and December 31, 2025.
Deposits
As of September 30, 2026 and December 31, 2025, fixed maturity securities with a fair value of $24.4 million and $26.3 million were on deposit with governmental agencies as required by law in various states for which the insurance subsidiaries of HMEC conduct business. In addition, as of September 30, 2026 and December 31, 2025, fixed maturity securities with a fair value of $1,166.2 million and $1,107.1 million, respectively, were on deposit with the Federal Home Loan Bank of Chicago (FHLB) as collateral for amounts subject to funding agreements, advances, and borrowings which were equal to $1,084.5 million as of September 30, 2026 and $1,039.5 million as of December 31, 2025. The deposited securities are reported as Fixed maturity securities on the Company’s Consolidated Balance Sheets.
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

Horace Mann Educators Corporation	13	Third Quarter 2026 Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Financial Instruments Measured and Carried at Fair Value on a Recurring Basis
The following table presents the Company's fair value hierarchy for financial assets and financial liabilities measured and carried at fair value on a recurring basis. During the nine months ended September 30, 2026 and 2025, there were no transfers between Level 1 and Level 2. As of September 30, 2026, Level 3 invested assets comprised 7.5% of the Company’s total investment portfolio at fair value.

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2026
Financial Assets(1)
Investments
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$652.1	$652.1	$—	$652.1	$—
Other, including U.S. Treasury securities	297.9	297.9	45.8	252.1	—
Municipal bonds	1,079.9	1,079.9	—	999.4	80.5
Foreign government bonds	7.6	7.6	—	7.6	—
Corporate bonds	1,835.2	1,835.2	0.5	1,521.2	313.5
Other asset-backed securities	1,648.1	1,648.1	—	1,617.7	30.4
Total fixed maturity securities	5,520.8	5,520.8	46.3	5,050.1	424.4
Equity securities	37.5	37.5	1.2	32.7	3.6
Short-term investments	117.1	117.1	117.1	—	—
Other investments	18.7	18.7	—	18.7	—
Totals	$5,694.1	$5,694.1	$164.6	$5,101.5	$428.0
Separate Account variable annuity assets(2)	$4,505.6	$4,505.6	$4,505.6	$—	$—

Financial Liabilities(3)	$73.5	$73.5	$—	$7.1	$66.4

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
(1) Excludes limited partnerships that are measured at estimated fair value under the fair value option using the NAV per share (or its equivalent) as a practical expedient. As of September 30, 2026, the fair value of such investments was $44.0 million.
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

Horace Mann Educators Corporation	14	Third Quarter 2026 Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Changes in Level 3 Fair Value Measurements
The reconciliation for all financial assets and financial liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) were as follows:

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities	Total
Beginning balance, July 1, 2026	$84.4	$321.9	$34.3	$440.6	$3.6	$444.2	$72.3
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	(2.9)	(0.1)	(3.0)	—	(3.0)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(2.4)
Net unrealized gains (losses) included in OCI	(3.3)	(12.0)	(1.1)	(16.4)	—	(16.4)	(0.2)
Purchases	—	26.0	—	26.0	—	26.0	—
Issuances	—	—	—	—	—	—	0.8
Sales	—	(8.5)	—	(8.5)	—	(8.5)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.6)	(11.0)	(2.7)	(14.3)	—	(14.3)	(4.1)
Ending balance, September 30, 2026	$80.5	$313.5	$30.4	$424.4	$3.6	$428.0	$66.4

Beginning balance, January 1, 2026	$78.4	$342.6	$44.3	$465.3	$3.8	$469.1	$73.1
Transfers into Level 3(3)	—	—	—	—	—	—	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	(2.9)	0.3	(2.6)	(0.2)	(2.8)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	2.5
Net unrealized gains (losses) included in OCI	(3.9)	(17.4)	(2.9)	(24.2)	—	(24.2)	(0.4)
Purchases	9.1	50.1	—	59.2	—	59.2	—
Issuances	—	—	—	—	—	—	2.3
Sales	—	(30.0)	(0.7)	(30.7)	—	(30.7)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(3.1)	(28.9)	(10.6)	(42.6)	—	(42.6)	(11.1)
Ending balance, September 30, 2026	$80.5	$313.5	$30.4	$424.4	$3.6	$428.0	$66.4
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
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2026 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

Horace Mann Educators Corporation	15	Third Quarter 2026 Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)

($ in millions)	Financial Assets						Financial Liabilities(1)
	Municipal Bonds	Corporate Bonds	Mortgage-Backed and Other Asset- Backed Securities(2)	Total Fixed Maturity Securities	Equity Securities & Limited Partnership Interests	Total
Beginning balance, July 1, 2025	$75.9	$342.0	$63.2	$481.0	$38.0	$519.0	$74.0
Transfers into Level 3(3)	1.2	—	—	1.2	—	1.2	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	(0.3)	(0.3)	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	(1.2)
Net unrealized gains (losses) included in OCI	1.1	9.9	0.3	11.3		11.3	(0.2)
Purchases	—	11.7	4.0	15.7	—	15.7	—
Issuances	—	—	—	—	—	—	1.0
Sales	—	(23.6)	(5.3)	(28.9)	—	(28.9)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.1)	0.2	(3.1)	(2.9)	—	(2.9)	(3.8)
Ending balance, September 30, 2025	$78.1	$340.2	$59.1	$477.4	$37.7	$515.1	$69.8

Beginning balance, January 1, 2025	$74.9	$351.3	$73.7	$499.9	$33.1	$533.0	$75.5
Transfers into Level 3(3)	1.2	—	—	1.2	—	1.2	—
Transfers out of Level 3(3)	—	—	—	—	—	—	—
Total gains or losses
Net investment gains (losses) included in net income	—	—	—	—	4.6	4.6	—
Net investment (gains) losses included in net income related to financial liabilities	—	—	—	—	—	—	4.4
Net unrealized gains/losses included in OCI	2.6	11.8	—	14.4	—	14.4	(0.4)
Purchases	—	33.9	4.0	37.9	—	37.9	—
Issuances	—	—	—	—	—	—	3.1
Sales	—	(49.0)	(7.2)	(56.2)	—	(56.2)	—
Settlements	—	—	—	—	—	—	—
Paydowns, maturities and distributions	(0.6)	(7.8)	(11.4)	(19.8)	—	(19.8)	(12.8)
Ending balance, September 30, 2025	$78.1	$340.2	$59.1	$477.4	$37.7	$515.1	$69.8
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
(3)Transfers into and out of Level 3 during the three and nine months ended September 30, 2025 were related to changes in the primary pricing source or changes in observability of external information used in determining fair value. The Company's policy is to recognize transfers into and out of the levels as having occurred at the end of the reporting period in which the transfers were determined.

For the three and nine months ended September 30, 2026, the Company had net losses of $3.0 and $2.8 million with respect to Level 3 financial assets. For the three and nine months ended September 30, 2025, the Company had net losses of $0.3 million and net gains of $4.6 million with respect to Level 3 financial assets.
For the three and nine months ended September 30, 2026, the Company had net gains of $2.4 million and net losses of $2.5 million, respectively, that were included in net income that were attributable to changes in the fair value of Level 3 financial liabilities. For the three and nine months ended September 30, 2025, the Company had net gains of $1.2 million and net losses of $4.4 million, respectively, that were included in net income and attributable to changes in the fair value of Level 3 financial liabilities.

Horace Mann Educators Corporation	16	Third Quarter 2026 Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Level 3 Assets and Liabilities by Price Source
The table below presents the balances of Level 3 assets and liabilities measured at fair value with their corresponding pricing sources:

($ in millions)
	Total	Internal	External
September 30, 2026
Financial Assets
Fixed maturity securities
U.S. Government and federally sponsored agency obligations:
Mortgage-backed securities	$—	$—	$—
Municipal bonds	80.5	—	80.5
Corporate bonds	313.5	161.4	152.1
Other asset-backed securities	30.4	—	30.4
Total fixed maturity securities	424.4	161.4	263.0
Equity securities	3.6	2.5	1.1
Totals	428.0	163.9	264.1

Financial Liabilities(1)	66.4	66.4	—

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

Horace Mann Educators Corporation	17	Third Quarter 2026 Form 10-Q

NOTE 4 - Fair Value of Financial Instruments (continued)
Quantitative Information about Level 3 Fair Value Measurements
The following table provides quantitative information about the significant unobservable inputs for recurring fair value measurements categorized with Level 3.

($ in millions)
	Fair Value at September 30, 2026	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average) and Single Point Best Estimate(1)	Impact of Increase in Input on Fair Value
Financial Assets
Corporate bonds	$161.4	discounted cash flow	yield	4.6% - 12.0%	decrease
		discounted cash flow	option adjusted spread	66 bps - 1039 bps	decrease
Financial Liabilities
Derivatives embedded in fixed indexed annuity products	$78.8	discounted cash flow	lapse rate	7.5%	decrease
			mortality multiplier(2)	65.0%	decrease
			option budget	0.9% - 3.9%	increase
			non-performance adjustment(3)	5.0%	decrease
Net MRBs	$(12.4)	discounted cash flow	lapse rate	7.6%	decrease
			mortality multiplier(2)	65.0%	increase
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

Horace Mann Educators Corporation	18	Third Quarter 2026 Form 10-Q

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

($ in millions)	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
September 30, 2026
Financial Assets
Policy loans	$136.8	$139.7	$—	$—	$139.7
Other investments	93.7	92.3	—	38.2	54.1
Deposit asset on reinsurance	2,333.6	1,936.6	—	—	1,936.6
Financial Liabilities
Policyholders' account balances	4,972.6	4,634.7	—	—	4,634.7
Other policyholder funds	1,091.0	1,091.0	—	1,088.1	2.9
Long-term debt	594.6	605.5	—	605.5	—

December 31, 2025
Financial Assets
Policy loans	$138.1	$141.2	$—	$—	$141.2
Other investments	77.4	77.5	—	39.3	38.2
Deposit asset on reinsurance	2,369.6	2,143.1	—	—	2,143.1
Financial Liabilities
Policyholders' account balances	4,984.9	4,791.1	—	—	4,791.1
Other policyholder funds	1,046.2	1,046.2	—	1,043.2	3.0
Long-term debt	593.4	629.1	—	629.1	—

Horace Mann Educators Corporation	19	Third Quarter 2026 Form 10-Q

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

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property & Casualty
Beginning gross reserves	$415.4	$419.8	$404.5	$420.6
Less: reinsurance recoverables	100.6	98.8	101.2	100.8
Net reserves, beginning of period(1)	314.8	321.0	303.3	319.8
Incurred claims and claim expenses:
Claims occurring in the current period	126.4	126.3	379.5	391.9
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	(8.0)	(3.0)	(19.6)	(13.8)
Total claims and claim expenses incurred	118.4	123.3	359.9	378.1
Claims and claim expense payments for claims occurring during:
Current period	98.5	99.5	222.0	239.2
Prior periods	28.7	39.2	135.2	153.1
Total claims and claim expense payments	127.2	138.7	357.2	392.3
Net reserves, end of period(1)	306.0	305.6	306.0	305.6
Plus: reinsurance recoverables	100.1	98.7	100.1	98.7
Ending gross reserves	$406.1	$404.3	$406.1	$404.3
(1)Reserves net of expected reinsurance recoverables.
(2)Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

The Company recognized $8.0 million and $19.6 million of net favorable prior years' reserve development for the three and nine months ended September 30, 2026. There was $3.0 million and $13.8 million of net favorable prior years' reserve development for the three and nine months ended September 30, 2025. The net favorable development for the nine months ended September 30, 2026 was primarily a result of favorable loss trends in auto and property for accident years 2025 and prior. The net favorable development for the nine months ended September 30, 2025 was primarily a result of favorable loss trends in auto and property for accident years 2024 and prior.
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

Horace Mann Educators Corporation	20	Third Quarter 2026 Form 10-Q

NOTE 5 - Short-Duration Insurance Contracts (continued)

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Group Benefits
Beginning gross reserves	$119.4	$113.2	$113.2	$104.9
Less: reinsurance recoverables	27.7	25.8	26.5	25.2
Net reserves, beginning of period(1)	91.7	87.4	86.7	79.7
Incurred claims and claim expenses:
Claims occurring in the current period	13.9	15.6	59.9	52.6
Increase (decrease) in estimated reserves for claims occurring in prior periods(2)	1.0	(2.6)	(3.3)	(5.2)
Total claims and claim expenses incurred	14.9	13.0	56.6	47.3
Claims and claim expense payments for claims occurring during:
Current period	12.8	9.9	29.1	19.6
Prior periods	6.2	5.6	26.5	22.5
Total claims and claim expense payments	19.1	15.4	55.6	42.1
Net reserves, end of period(1)	87.6	85.0	87.6	85.0
Plus: reinsurance recoverables	26.0	26.0	26.0	26.0
Ending gross reserves	$113.6	$111.0	$113.6	$111.0
(1) Reserves net of expected reinsurance recoverables.
(2) Shows the amounts by which the Company increased (decreased) its reserves in each of the periods indicated for claims occurring in previous periods to reflect subsequent information on such claims and changes in their projected final settlement costs - also known as prior years' reserve development.

Net unfavorable prior years' reserve development for Group Benefits was $1.0 million for the three months ended September 30, 2026 while net favorable prior year's reserve development for Group Benefits was $3.3 million for the nine months ended September 30, 2026. There was $2.6 million and $5.2 million of net favorable prior years' reserve development for the three and nine months ended September 30, 2025. The favorable development for the nine months ended September 30, 2026 was primarily the result of favorable loss trends in group life for loss years 2025 and prior. The favorable development for the nine months ended September 30, 2025 was primarily the result of favorable loss trends in group life and disability for loss years 2024 and prior.
Reconciliation of Property & Casualty and Group Benefits Unpaid Claims and Claim Expense Reserves to the Consolidated Balance Sheets

($ in millions)	As of September 30, 2026	As of December 31, 2025
Ending gross reserves
Property & Casualty	$406.1	$404.5
Group Benefits	113.6	113.2
Total short-duration insurance contracts	519.7	517.7
Other than short-duration(1)	51.6	47.5
Total unpaid claims and claims expenses	$571.3	$565.2
(1) This line includes Life & Retirement, Supplemental, and other certain group benefit reserves.
Note 6 - Long-Duration Insurance Contracts
Liability for Future Policy Benefits

As of and for the three and nine months ended September 30, 2026 and 2025, the Company updated the net premium ratio when updating for actual historical experience for the quarter. In addition, future cash flow assumptions were reviewed and updated in the third quarter of 2026 and 2025 after the Company completed its annual comprehensive assumption review.
The following tables summarize balances and changes in LFPB for traditional and limited-pay contracts.

Horace Mann Educators Corporation	21	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
The balances of and changes in LFPB as of and for the three months ended September 30, 2026 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at July 1, 2026	$221.4	$244.5	$63.0	$33.7	$189.0	$—
July 1, 2026 balance at original discount rate	250.8	261.3	61.6	35.6	216.6	—
Effect of:
Change in cash flow assumptions	(2.0)	16.7	(4.3)	(0.2)	(9.1)	—
Actual variances from expected experience	(0.3)	(1.8)	(0.9)	(0.2)	3.7	—
Adjusted balance at July 1, 2026	248.5	276.2	56.3	35.3	211.0	—
Issuances(3)	2.2	5.7	—	0.3	14.3	0.4
Interest accruals(4)	2.1	3.0	0.8	0.4	2.0	—
Net premiums collected(5)	(6.4)	(6.7)	(1.5)	(1.1)	(7.1)	(0.4)
September 30, 2026 balance at original discount rate	246.3	278.2	55.6	34.9	220.1	—
Effect of changes in discount rate assumptions	(41.3)	(36.4)	(2.2)	(3.3)	(34.0)	—
Balance at September 30, 2026	205.1	241.8	53.4	31.5	186.1	—

Present value of expected future policy benefits:
Balance at July 1, 2026	501.7	393.0	780.9	89.8	377.6	91.5
July 1, 2026 balance at original discount rate	616.5	437.4	750.9	119.3	464.3	99.7
Effect of:
Changes in cash flow assumptions	(2.4)	16.8	(7.1)	(0.2)	(13.3)	—
Actual variances from expected experience	(0.5)	(3.0)	(1.2)	(0.3)	4.4	(0.1)
Adjusted balance at July 1, 2026	613.5	451.1	742.6	118.8	455.3	99.7
Issuances	2.2	5.7	—	0.3	14.3	0.4
Interest accruals	5.4	4.6	10.9	1.2	3.6	1.0
Benefit payments(6)	(7.4)	(3.0)	(16.4)	(1.0)	(9.3)	(2.7)
September 30, 2026 balance at original discount rate	613.7	458.5	737.1	119.4	463.9	98.5
Effect of changes in discount rate assumptions	(155.1)	(81.4)	(20.5)	(38.3)	(104.3)	(12.8)
Balance at September 30, 2026	458.5	377.1	716.6	81.1	359.6	85.6
Net liability for future policy benefits	253.5	135.3	663.2	49.6	173.5	85.6
Less: Reinsurance recoverable	(52.5)	(20.6)	(0.7)	(1.4)	(4.7)	(3.8)
Net liability for future policy benefits, after reinsurance recoverable	201.0	114.7	662.4	48.2	168.8	81.9
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at September 30, 2026	$201.0	$114.7	$662.4	$48.2	$168.8	$81.9
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2026, the net LFPB for Supplemental Health was $59.8 million for cancer, $15.5 million for accident, $18.7 million for disability and $74.7 million for other supplemental health policies.
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

Horace Mann Educators Corporation	22	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the nine months ended September 30, 2026 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2026	$239.5	$245.2	$67.1	$35.0	$187.5	$—
January 1, 2026 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of:
Change in cash flow assumptions	(2.0)	16.7	(4.3)	(0.2)	(9.1)	—
Actual variances from expected experience	(1.7)	(3.3)	(2.2)	(0.6)	6.7	—
Adjusted balance at January 1, 2026	267.0	273.2	57.9	35.7	211.1	—
Issuances(3)	7.5	16.0	—	1.4	24.4	0.7
Interest accruals(4)	6.4	8.7	2.6	1.1	5.5	—
Net premiums collected(5)	(34.6)	(19.6)	(4.9)	(3.3)	(20.9)	(0.7)
September 30, 2026 balance at original discount rate	246.3	278.2	55.6	34.9	220.1	—
Effect of changes in discount rate assumptions	(41.3)	(36.4)	(2.2)	(3.3)	(34.0)	—
Balance at September 30, 2026	205.1	241.8	53.4	31.5	186.1	—

Present value of expected future policy benefits:
Balance at January 1, 2026	518.4	389.3	807.8	89.6	379.0	96.0
January 1, 2026 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of:
Changes in cash flow assumptions	(2.4)	16.8	(7.1)	(0.2)	(13.3)	—
Actual variances from expected experience	(1.8)	(3.9)	(2.9)	(0.7)	7.2	(0.3)
Adjusted balance at January 1, 2026	627.6	442.7	753.3	117.2	456.6	102.7
Issuances	7.5	16.2	—	1.4	24.4	0.7
Interest accruals	16.2	13.4	33.3	3.5	10.5	2.9
Benefit payments(6)	(37.6)	(13.7)	(49.4)	(2.7)	(27.6)	(7.8)
September 30, 2026 balance at original discount rate	613.7	458.5	737.1	119.4	463.9	98.5
Effect of changes in discount rate assumptions	(155.1)	(81.4)	(20.5)	(38.3)	(104.3)	(12.8)
Balance at September 30, 2026	458.5	377.1	716.6	81.1	359.6	85.6
Net liability for future policy benefits	253.5	135.3	663.2	49.6	173.5	85.6
Less: Reinsurance recoverable	(52.5)	(20.6)	(0.7)	(1.4)	(4.7)	(3.8)
Net liability for future policy benefits, after reinsurance recoverable	201.0	114.7	662.4	48.2	168.8	81.9
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at September 30, 2026	$201.0	$114.7	$662.4	$48.2	$168.8	$81.9
(1) Experience Life contains both whole life and term elements.
(2) As of September 30, 2026, the net LFPB for Supplemental Health was $59.8 million for cancer, $15.5 million for accident, $18.7 million for disability and $74.7 million for other supplemental health policies.
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

Horace Mann Educators Corporation	23	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)

The balances of and changes in LFPB as of and for the year ended December 31, 2025 were as follows:

($ in millions)
	Whole Life	Term Life	Experience Life(1)	Limited-Pay Whole Life	Supplemental Health(2)	SPIA (life contingent)
Present value of expected net premiums:
Balance at January 1, 2025	$229.1	$245.9	$66.6	$34.2	$179.9	$—
January 1, 2025 balance at original discount rate	263.2	271.2	65.4	36.8	214.6	—
Effect of:
Change in cash flow assumptions	6.3	(16.5)	0.7	0.4	(2.8)	—
Actual variances from expected experience	0.3	(3.4)	1.6	(0.2)	(2.4)	—
Adjusted balance at January 1, 2025	269.8	251.3	67.7	37.0	209.4	—
Issuances(3)	10.7	23.6	—	2.5	22.9	2.4
Interest accruals(4)	8.4	11.1	3.7	1.5	7.0	—
Net premiums collected(5)	(18.3)	(26.3)	(6.9)	(4.5)	(25.7)	(2.4)
December 31, 2025 balance at original discount rate	270.6	259.7	64.5	36.5	213.6	—
Effect of changes in discount rate assumptions	(31.1)	(14.5)	2.6	(1.5)	(26.1)	—
Balance at December 31, 2025	239.5	245.2	67.1	35.0	187.5	—

Present value of expected future policy benefits:
Balance at January 1, 2025	504.3	377.8	813.2	86.2	383.4	97.3
January 1, 2025 balance at original discount rate	617.4	433.2	782.8	114.3	482.8	107.3
Effect of:
Changes in cash flow assumptions	5.9	(20.7)	1.7	0.2	(5.3)	—
Actual variances from expected experience	1.0	(4.4)	3.4	—	(4.7)	0.1
Adjusted balance at January 1, 2025	624.3	408.1	787.9	114.5	472.8	107.4
Issuances	10.7	23.8	—	2.5	22.9	2.4
Interest accruals	21.0	17.0	45.7	4.5	13.9	4.1
Benefit payments(6)	(24.1)	(19.1)	(70.3)	(3.4)	(46.9)	(10.9)
December 31, 2025 balance at original discount rate	631.9	429.8	763.3	118.1	462.7	103.0
Effect of changes in discount rate assumptions	(113.5)	(40.4)	44.5	(28.5)	(83.7)	(7.0)
Balance at December 31, 2025	518.4	389.3	807.8	89.6	379.0	96.0
Net liability for future policy benefits	278.8	144.1	740.8	54.6	191.8	96.0
Less: Reinsurance recoverable	(57.3)	(20.9)	(0.8)	(1.4)	(5.1)	(3.8)
Net liability for future policy benefits, after reinsurance recoverable	221.5	123.2	740.0	53.2	186.7	92.2
Impact of flooring on net liability for future policy benefits	—	—	—	—	—	—
Net liability for future policy benefits at December 31, 2025	$221.5	$123.2	$740.0	$53.2	$186.7	$92.2
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

Horace Mann Educators Corporation	24	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles the net LFPB to LFPB in the Consolidated Balance Sheets. DPL for single premium and immediate annuity products is presented together with LFPB in the Consolidated Balance Sheets:

($ in millions)	September 30, 2026	December 31, 2025
Whole life	$253.5	$278.8
Term life	135.3	144.1
Experience life	663.2	740.8
Limited-pay whole life	49.6	54.6
Supplemental health	173.5	191.8
SPIA (life contingent)	85.6	96.0
Limited-pay whole life DPL	6.9	6.2
SPIA (life contingent) DPL	1.3	1.5
Reconciling items(1)	94.4	97.7
Total	$1,463.3	$1,611.5
(1) Reconciling items primarily relate to products not in scope of ASU 2018-12 and return of premium reserves.
The following table summarizes the amount of revenue and interest related to traditional and limited-payment contracts recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss):

($ in millions)	Gross premiums or assessments		Gross premiums or assessments
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Whole life	$7.4	$7.1	$21.8	$21.5
Term life	12.1	12.4	35.8	35.2
Experience life	6.8	7.2	20.7	21.9
Limited-pay whole life	1.9	1.9	5.3	5.3
Supplemental health	33.4	31.3	98.9	93.4
SPIA (life contingent)	0.5	0.5	0.7	1.8
Total	$62.1	$60.4	$183.2	$179.1

($ in millions)	Interest expense		Interest expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Whole life	$3.3	$3.1	$9.7	$9.4
Term life	1.6	1.5	4.7	4.4
Experience life	10.1	10.5	30.7	31.6
Limited-pay whole life	0.8	0.8	2.4	2.3
Supplemental health	1.6	1.7	5.0	5.2
SPIA (life contingent)	1.0	1.0	2.9	3.1
Total	$18.4	$18.6	$55.4	$56.0

Horace Mann Educators Corporation	25	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the amount of undiscounted and discounted expected gross premiums and expected future benefits and expenses for traditional and limited-payment contracts:

($ in millions)	As of September 30, 2026		As of December 31, 2025
	Undiscounted	Discounted	Undiscounted	Discounted
Whole life
Expected future gross premiums	$541.4	$341.9	$547.3	$364.1
Expected future benefits and expenses	1,340.4	613.7	1,340.4	631.9
Term life
Expected future gross premiums	787.7	484.2	692.2	456.7
Expected future benefits and expenses	830.0	458.5	735.9	429.8
Experience Life
Expected future gross premiums	414.6	237.7	453.1	256.3
Expected future benefits and expenses	1,415.2	737.1	1,531.5	763.3
Limited-pay whole life
Expected future gross premiums	73.8	54.4	75.9	56.0
Expected future benefits and expenses	334.7	119.4	337.8	118.1
Supplemental health
Expected future gross premiums	1,614.1	1,148.0	1,613.0	1,160.1
Expected future benefits and expenses	699.3	463.9	674.0	462.7
SPIA (life contingent)
Expected future gross premiums	—	—	—	—
Expected future benefits and expenses	138.0	98.5	144.6	103.0
For the nine months ended September 30, 2026 and for the year ended December 31, 2025, net premiums exceeded gross premiums for several cohorts in the Whole Life and Term Life product lines. This resulted in an immaterial change to current period benefit expense for both periods.
The following table summarizes the ranges of actual experience and expected experience for mortality and lapses of LFPB:

	September 30, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.7%	0.1% - 1.0%	1.8%	0.2%	31.2%	N.M.
Expected experience	0.8%	0.1% - 1.5%	2.0%	0.3%	26.7%	N.M.
Lapses
Actual experience	3.7%	4.6% - 13.2%	4.4%	4.2%	10.9%	N.M.
Expected experience	3.4%	4.8% - 12.6%	3.2%	3.6%	10.7%	N.M.

	September 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Supplemental Health	SPIA (life contingent)
Mortality / Morbidity
Actual experience	0.8%	0.1% - 0.7%	1.8%	0.5%	27.1%	N.M.
Expected experience	0.8%	0.1% - 1.3%	1.9%	0.3%	26.5%	N.M.
Lapses
Actual experience	3.5%	3.8% - 13.6%	3.8%	3.3%	10.7%	N.M.
Expected experience	3.8%	5.1% - 13.4%	3.0%	4.0%	10.2%	N.M.

Horace Mann Educators Corporation	26	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table provides the weighted-average durations of LFPB, in years:

	As of September 30,
	2026	2025
Whole life	19.5	20.3
Term life	16.2	16.2
Experience life	9.0	9.6
Limited-pay whole life	24.0	25.5
Supplemental health	11.9	11.7
SPIA (life contingent)	7.3	7.4
The following table provides ranges of the weighted-average interest rates for LFPB:

	As of September 30,
	2026	2025
Whole life
Interest accretion rate	1.7% - 4.8%	1.7% - 4.8%
Current discount rate	5.5% - 6.6%	4.7% - 5.5%
Term life
Interest accretion rate	4.2% - 4.3%	4.2% - 4.2%
Current discount rate	6.3% - 6.4%	5.1% - 5.3%
Experience life
Interest accretion rate	6.1%	6.1%
Current discount rate	6.4%	5.3%
Limited-pay whole life
Interest accretion rate	4.0%	4.0%
Current discount rate	6.7%	5.7%
Supplemental health
Interest accretion rate	1.7% - 2.9%	1.7% - 2.8%
Current discount rate	6.4% - 6.6%	5.3% - 5.5%
SPIA (life contingent)
Interest accretion rate	1.7% - 4.1%	1.7% - 4.1%
Current discount rate	6.2% - 6.3%	5.0% - 5.1%

Horace Mann Educators Corporation	27	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
Liability for Policyholders' Account Balances

The Company recognizes a liability for policyholders' account balances. The following tables summarize balances of and changes in policyholders' account balances:

($ in millions)	Three Months Ended September 30, 2026
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2026	$108.0	$52.8	$4,469.0	$360.7	$25.8
Premiums received(2)	$7.9	$(0.2)	$55.1	$2.6	$0.5
Surrenders and withdrawals(3)	(0.6)	(0.8)	(80.3)	(10.3)	—
Benefit payments(4)	—	(0.4)	(16.8)	(1.8)	(1.1)
Net transfers from (to) separate account	(1.0)	—	6.8	(0.3)	—
Interest credited(5)	1.7	0.6	42.9	4.8	0.2
Other	(0.8)	—	(4.3)	(0.9)	—
Balance at September 30, 2026	$115.3	$52.1	$4,472.3	$354.8	$25.4
Weighted-average crediting rate	6.4%	5.0%	3.9%	5.5%	3.3%
Net amount at risk(6)	$—	$—	$20.9	$—	$—
Cash surrender value	$90.7	$51.5	$4,411.0	$350.7	$25.1

($ in millions)	Three Months Ended September 30, 2025
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at July 1, 2025	$82.3	$56.5	$4,495.1	$388.6	$27.9
Premiums received(2)	$5.8	$(0.2)	$61.3	$3.1	$0.3
Surrenders and withdrawals(3)	(0.7)	(0.9)	(77.0)	(9.3)	(0.1)
Benefit payments(4)	—	(0.3)	(14.9)	(0.6)	(0.9)
Net transfers from (to) separate account	(0.1)	—	3.6	(0.2)	—
Interest credited(5)	1.2	0.7	42.6	4.0	0.2
Other	(1.3)	(0.1)	3.9	(3.3)	—
Balance at September 30, 2025	$87.2	$55.7	$4,514.6	$382.3	$27.4
Weighted-average crediting rate	5.8%	5.1%	3.9%	4.2%	2.9%
Net amount at risk(6)	$—	$—	$23.9	$—	$—
Cash surrender value	$66.6	$55.1	$4,470.7	$377.2	$27.0
(1) Represents the Policy Account feature embedded in our Experience Life suite of products.
(2) Premiums received represents premiums collected from policyholder during the period of in force business.
(3) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(4) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(5) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(6) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	28	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)

($ in millions)	Nine Months Ended September 30, 2026
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2026	$95.5	$54.8	$4,486.8	$373.3	$26.1
Premiums received(2)	$22.0	$(0.6)	$131.3	$8.3	$2.4
Surrenders and withdrawals(3)	(2.0)	(2.8)	(242.6)	(30.3)	(0.4)
Benefit payments(4)	(0.4)	(1.2)	(49.0)	(3.2)	(3.3)
Net transfers from (to) separate account	(1.1)	—	20.9	(0.6)	—
Interest credited(5)	4.6	1.9	127.1	11.9	0.6
Other	(3.2)	(0.1)	(2.2)	(4.5)	—
Balance at September 30, 2026	$115.3	$52.1	$4,472.3	$354.8	$25.4
Weighted-average crediting rate	6.0%	4.9%	3.9%	4.5%	3.3%
Net amount at risk(6)	$—	$—	$20.9	$—	$—
Cash surrender value	$90.7	$51.5	$4,411.0	$350.7	$25.1

($ in millions)	Nine Months Ended September 30, 2025
	Indexed Universal Life	Experience Life(1)	Fixed Account Annuities	Fixed Indexed Account Annuities	SPIA (non-life contingent)
Balance at January 1, 2025	$72.9	$58.0	$4,508.4	$409.5	$28.6
Premiums received(2)	$16.7	$(0.6)	$151.3	$10.7	$1.7
Surrenders and withdrawals(3)	(1.5)	(2.7)	(247.0)	(33.7)	(0.3)
Benefit payments(4)	—	(1.0)	(58.1)	(3.0)	(3.2)
Net transfers from (to) separate account	(0.3)	—	23.8	(0.8)	—
Interest credited(5)	3.0	2.1	126.2	10.2	0.7
Other	(3.6)	(0.1)	10.0	(10.6)	(0.1)
Balance at September 30, 2025	$87.2	$55.7	$4,514.6	$382.3	$27.4
Weighted-average crediting rate	5.1%	5.0%	3.8%	3.5%	3.6%
Net amount at risk(6)	$—	$—	$23.9	$—	$—
Cash surrender value	$66.6	$55.1	$4,470.7	$377.2	$27.0
(1) Represents the Policy Account feature embedded in our Experience Life suite of products.
(2) Premiums received represents premiums collected from policyholder during the period of in force business.
(3) Surrenders and withdrawals represent reductions to the policyholders' account balance due to policyholders surrendering the policy or withdrawing funds from the account balance.
(4) Benefit payments represent benefits due under contract that were paid to a policyholder during the periods.
(5) Interest credited represents interest earned and credited to policyholders' account balance during the periods.
(6) Net amount at risk represents guaranteed benefit amounts less current policyholders' account balance at the reporting date.

Horace Mann Educators Corporation	29	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table reconciles policyholders' account balances to the policyholders' account balance liability in the Consolidated Balance Sheets:

($ in millions)	September 30, 2026	December 31, 2025
Indexed universal life	$115.3	$95.5
Experience Life	52.1	54.8
Fixed account annuities	4,472.3	4,486.8
Fixed indexed account annuities	354.8	373.3
SPIA (non-life contingent)	25.4	26.1
Reconciling items(1)	23.3	27.6
Total	$5,043.2	$5,064.1
(1) Reconciling items primarily relate to FIA reserves net of account balances, miscellaneous fixed annuity reserves, personal promise accounts and MRBs.
The following tables present the gross account values by range of guaranteed minimum crediting rates and the related range of difference, in basis points, between rates being credited to policyholders and the respective guaranteed minimums:

($ in millions)	September 30, 2026
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$5.9	$4.5	$166.6	$514.7	$691.6
Equal to 2% but less than 3%	39.0	169.3	169.6	201.5	579.3
Equal to 3% but less than 4%	516.6	51.8	30.3	107.4	706.1
Equal to 4% but less than 5%	2,488.6	—	—	—	2,488.6
5% or higher	75.1	—	—	—	75.1
Total	$3,125.2	$225.6	$366.5	$823.6	$4,540.7

($ in millions)	December 31, 2025
	At Guaranteed Minimum	1-50 Basis Points Above	51-150 Basis Points Above	Greater Than 150 Basis Points Above	Total(1)
Guaranteed minimum crediting rates:
Less than 2%	$8.3	$10.0	$255.2	$453.6	$727.1
Equal to 2% but less than 3%	63.8	142.4	127.4	165.1	498.8
Equal to 3% but less than 4%	577.6	10.4	31.7	105.8	725.4
Equal to 4% but less than 5%	2,528.1	—	—	—	2,528.1
5% or higher	78.1	—	—	—	78.1
Total	$3,255.9	$162.8	$414.3	$724.5	$4,557.5
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

Horace Mann Educators Corporation	30	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
administration and other services are included in the life premiums and contract charges line item on the Consolidated Statements of Operations and Comprehensive Income (Loss).
The following table presents the balances of and changes in the Separate Account variable annuity liabilities presented in the Consolidated Balance Sheets(1):

($ in millions)	Retirement Services
	Variable Account Annuities
	September 30, 2026	December 31, 2025
Balance, beginning of year	$4,157.4	$3,708.8
Deposits	228.2	293.8
Withdrawals	(261.0)	(316.4)
Net transfers	(20.3)	(27.5)
Fees and charges	(47.6)	(57.2)
Market appreciation (depreciation)	449.0	555.9
Other	—	—
Balance, end of period	$4,505.6	$4,157.4
(1) The Separate Account variable annuity liabilities are backed by, and are equal to, the Separate Account variable annuity assets that represent contractholder funds invested in various actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access.

Market Risk Benefits

The following table presents the balances of and changes in MRBs associated with deferred variable annuities as of and for the three months ended September 30, 2026 and 2025, respectively:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Balance, beginning of period	$(11.1)	$(6.7)	$(9.0)	$(6.8)
Balance, beginning of period, before effects of changes in the instrument-specific credit risk	(11.0)	(7.0)	(9.2)	(7.4)
Changes in market risk benefits(1)	(1.1)	(2.5)	(3.0)	(2.1)
Balance, end of period(2)	$(12.1)	$(9.5)	$(12.1)	$(9.5)
Effect of changes in the instrument-specific credit risk	(0.2)	0.2	(0.2)	0.2
Balance, end of period	$(12.4)	$(9.3)	$(12.4)	$(9.3)
Net amount at risk(3)	$11.1	$12.8	$11.1	$12.8
Weighted-average attained age of contract holders	62	62	62	62
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

($ in millions)	As of September 30, 2026			As of December 31, 2025
	(Asset)	Liability	Net	(Asset)	Liability	Net
Deferred variable annuities	$(13.0)	$0.7	$(12.4)	$(10.3)	$1.3	$(9.0)

Horace Mann Educators Corporation	31	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
Deferred Acquisition Costs

The following tables roll-forward DAC for the periods indicated:

($ in millions)	Three Months Ended September 30, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$25.5	$36.0	$5.0	$8.4	$24.9	$15.6	$205.3
Capitalizations	0.5	0.9	—	0.1	1.5	1.3	3.7
Amortization expense	(0.3)	(0.8)	(0.1)	(0.1)	(0.3)	(0.4)	(4.1)
Experience adjustment	—	(0.1)	—	—	—	(0.1)	(0.4)
Balance, end of period	$25.7	$36.0	$4.9	$8.4	$26.1	$16.5	$204.4

($ in millions)	Three Months Ended September 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$24.6	$34.8	$5.4	$8.1	$20.3	$12.1	$209.4
Capitalizations	0.6	1.4	—	0.2	1.3	1.2	3.7
Amortization expense	(0.3)	(0.8)	(0.1)	(0.1)	(0.2)	(0.4)	(3.9)
Experience adjustment	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)
Balance, end of period	$24.8	$35.3	$5.3	$8.2	$21.4	$12.8	$208.8

($ in millions)	Nine Months Ended September 30, 2026
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$24.9	$35.5	$5.2	$8.3	$22.8	$13.7	$207.7
Capitalizations	1.8	2.9	—	0.4	4.2	4.1	10.3
Amortization expense	(0.9)	(2.2)	(0.3)	(0.2)	(0.9)	(1.1)	(12.4)
Experience adjustment	(0.2)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	(1.1)
Balance, end of period	$25.7	$36.0	$4.9	$8.4	$26.1	$16.5	$204.4

($ in millions)	Nine Months Ended September 30, 2025
	Whole Life	Term Life	Experience Life	Limited-Pay Whole Life	Indexed Universal Life	Supplemental Health	Total Annuities
Balance, beginning of period	$23.8	$34.2	$5.5	$8.0	$19.2	$10.6	$211.4
Capitalizations	1.9	3.6	0.1	0.5	2.9	3.3	10.5
Amortization expense	(0.9)	(2.4)	(0.3)	(0.3)	(0.7)	(0.9)	(11.8)
Experience adjustment	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)	(1.3)
Balance, end of period	$24.8	$35.3	$5.3	$8.2	$21.4	$12.8	$208.8

Horace Mann Educators Corporation	32	Third Quarter 2026 Form 10-Q

NOTE 6 - Long-Duration Insurance Contracts (continued)
The following table presents a reconciliation of DAC to the Consolidated Balance Sheets:

($ in millions)	September 30, 2026	December 31, 2025
Whole life	$25.7	$24.9
Term life	36.0	35.5
Experience life	4.9	5.2
Limited pay whole life	8.4	8.3
Indexed universal life	26.1	22.8
Supplemental health	16.5	13.7
Total annuities	204.4	207.7
Reconciling item(1)	38.1	40.1
Total	$360.1	$358.2
(1) Reconciling item relates to DAC associated with the Property & Casualty reporting segment.
The assumptions used to amortize DAC were consistent with the assumptions used to estimate LFPB for traditional and limited-payment contracts. The underlying assumptions for DAC and LFPB were updated at the same time.
In the third quarter of 2026 and 2025, the Company conducted a review of all significant assumptions. In the third quarter of 2026 and 2025, future cash flow assumptions for mortality and lapses were updated as part of the annual assumption update process.

Horace Mann Educators Corporation	33	Third Quarter 2026 Form 10-Q

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

($ in millions)	Direct Amount(1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount
Three months ended September 30, 2026
Net premiums written and contract deposits(2)	$469.4	$14.7	$6.8	$461.5
Net premiums and contract charges earned	325.7	14.8	7.1	318.0
Benefits, claims and settlement expenses	169.2	9.2	3.8	163.8

Three months ended September 30, 2025
Net premiums written and contract deposits(2)	$468.6	$13.9	$14.2	$468.9
Net premiums and contract charges earned	315.6	14.0	8.6	310.3
Benefits, claims and settlement expenses	179.1	12.1	4.0	171.0

Nine months ended September 30, 2026
Net premiums written and contract deposits(2)	$1,307.6	$45.0	$22.6	$1,285.2
Net premiums and contract charges earned	971.2	45.0	21.7	947.9
Benefits, claims and settlement expenses	545.5	31.4	12.4	526.5

Nine months ended September 30, 2025
Net premiums written and contract deposits(2)	$1,298.9	$44.4	$26.4	$1,280.9
Net premiums and contract charges earned	934.2	43.7	20.6	911.2
Benefits, claims and settlement expenses	560.8	34.1	11.0	537.7
(1)    Direct amount is net of the annuity reinsurance transaction accounted for using the deposit method.
(2)    This measure is not based on accounting principles generally accepted in the United States of America (non-GAAP). An explanation of this non-GAAP measure is contained in the Glossary of Selected Terms included as Exhibit 99.1 in the Company's reports filed with the SEC.

Horace Mann Educators Corporation	34	Third Quarter 2026 Form 10-Q

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

Horace Mann Educators Corporation	35	Third Quarter 2026 Form 10-Q

NOTE 8 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended September 30, 2026, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$207.1	$42.0	$68.9	$—	$318.0
Net investment income	14.3	109.9	11.7	3.8	139.7
Other segment income	1.3	5.9	(0.4)	0.9	7.7
Total segment revenues	$222.7	$157.8	$80.2	$4.7	$465.4

Benefits and claims expenses (excluding catastrophe losses)	$86.2	$26.2	$20.3	$—	$132.7
Catastrophe losses	13.5	—	—	—	13.5
Loss adjustment expenses	18.7	—	—	—	18.7
Interest credited	—	54.1	1.5	—	55.6
Operating & admin expenses	32.7	23.7	20.3	3.4	80.1
Commissions expense	17.9	12.1	12.1	—	42.1
Taxes, licenses and fees	5.9	1.2	1.5	0.1	8.7
Deferred policy acquisition costs	(25.8)	(6.8)	(1.3)	—	(33.9)
Deferred policy acquisition cost amortization	25.2	6.2	0.5	—	31.9
Interest expense	—	—	—	9.6	9.6
Total segment expenses	$174.3	$116.7	$54.9	$13.1	$359.0

Pretax profit (loss)	$48.4	$41.1	$25.3	$(8.4)	$106.4
Income tax expense	9.5	7.8	5.9	(1.9)	21.3
Segment profit (loss) (Core earnings)	38.9	33.3	19.4	(6.5)	85.1
Net investment losses (after-tax)	—	—	—	(20.6)	(20.6)
Non-core income adjustments (after-tax)	—	0.9	(2.9)	(4.0)	(6.0)
Net income (loss)	$38.9	$34.1	$16.6	$(31.1)	$58.5
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	36	Third Quarter 2026 Form 10-Q

NOTE 8 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the nine months ended September 30, 2026, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$615.6	$122.4	$209.9	$—	$947.9
Net investment income	40.7	293.6	31.0	5.6	370.9
Other segment income	4.0	16.9	(1.9)	2.7	21.7
Total segment revenues	$660.3	$432.9	$239.0	$8.3	$1,340.5

Benefits and claims expenses (excluding catastrophe losses)	$256.8	$89.6	$80.0	$—	$426.4
Catastrophe losses	49.0	—	—	—	49.0
Loss adjustment expenses	54.1	—	—	—	54.1
Interest credited	—	159.7	4.3	—	164.0
Operating & admin expenses	100.6	73.9	61.9	9.8	246.2
Commissions expense	51.2	34.4	35.2	—	120.8
Taxes, licenses and fees	16.7	3.4	4.5	0.4	25.0
Deferred policy acquisition costs	(74.4)	(19.6)	(4.2)	—	(98.2)
Deferred policy acquisition cost amortization	76.3	18.4	1.5	—	96.2
Interest expense	—	—	—	28.7	28.7
Total segment expenses	$530.3	$359.8	$183.2	$38.9	$1,112.2

Pretax profit (loss)	$130.0	$73.1	$55.8	$(30.6)	$228.3
Income tax expense	26.3	14.0	12.6	(10.4)	42.5
Segment profit (loss) (Core earnings)	103.7	59.1	43.2	(20.2)	185.8
Net investment losses (after-tax)	—	—	—	(22.4)	(22.4)
Non-core income adjustments (after-tax)(1)	—	2.3	(8.3)	(16.1)	(22.1)
Net income (loss)	$103.7	$61.3	$35.0	$(58.7)	$141.3
*-Corporate & Other is net of intersegment eliminations.

Horace Mann Educators Corporation	37	Third Quarter 2026 Form 10-Q

NOTE 8 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the three months ended September 30, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$204.7	$39.2	$66.4	$—	$310.3
Net investment income(1)	14.7	94.0	11.1	(0.3)	119.6
Other segment income	0.6	6.1	(1.9)	0.5	5.3
Total segment revenues	$220.0	$139.3	$75.6	$0.2	$435.2

Benefits and claims expenses (excluding catastrophe losses)	$95.2	$31.2	$19.0	$—	$145.4
Catastrophe losses	9.9	—	—	—	9.9
Loss adjustment expenses	18.1	—	—	—	18.1
Interest credited	—	54.2	1.5	—	55.7
Operating & admin expenses	34.5	25.0	21.6	2.8	84.0
Commissions expense	21.2	10.9	10.7	—	42.8
Taxes, licenses and fees	5.8	0.9	1.1	0.2	8.0
Deferred policy acquisition costs	(30.2)	(7.1)	(1.3)	—	(38.6)
Deferred policy acquisition cost amortization	25.1	5.9	0.5	—	31.5
Interest expense	—	—	—	8.9	8.9
Total segment expenses	$179.7	$121.1	$53.1	$11.9	$365.8

Pretax profit (loss)	$40.4	$18.2	$22.5	$(11.7)	$69.4
Income tax expense	8.5	3.1	4.7	(3.6)	12.7
Segment profit (loss) (Core earnings)	31.8	15.1	17.8	(8.1)	56.7
Net investment gains (after-tax)	—	—	—	2.7	2.7
Non-core income adjustments (after-tax)	—	1.8	(2.8)	—	(1.0)
Net income (loss)	$31.8	$16.9	$15.0	$(5.4)	$58.3
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the September 30, 2026 Form 10-Q.

Horace Mann Educators Corporation	38	Third Quarter 2026 Form 10-Q

NOTE 8 - Segment Information (continued)
Disaggregated financial information for these segments, as regularly provided to the CODM as of and for the nine months ended September 30, 2025, is as follows:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other*	Totals
($ in millions)
Net premiums and contract charges earned	$594.7	$117.3	$199.2	$—	$911.2
Net investment income(1)	41.4	280.2	31.1	3.8	356.5
Other segment income	2.6	15.8	(4.9)	1.5	15.0
Total segment revenues	$638.7	$413.3	$225.4	$5.3	$1,282.7

Benefits and claims expenses (excluding catastrophe losses)	$270.5	$93.0	$68.8	$—	$432.3
Catastrophe losses	56.0	—	—	—	56.0
Loss adjustment expenses	51.6	—	—	—	51.6
Interest credited	—	157.3	3.9	—	161.2
Operating & admin expenses	101.3	72.9	60.1	8.8	243.1
Commissions expense	54.6	30.5	33.2	—	118.3
Taxes, licenses and fees	16.8	3.2	4.2	0.5	24.7
Deferred policy acquisition costs	(79.2)	(19.2)	(3.7)	—	(102.1)
Deferred policy acquisition cost amortization	72.0	17.6	1.4	—	91.0
Interest expense	—	—	—	26.4	26.4
Total segment expenses	$543.6	$355.3	$167.9	$35.7	$1,102.5

Pretax profit (loss)	$95.0	$58.0	$57.5	$(30.4)	$180.2
Income tax expense	19.9	10.4	12.3	(8.0)	34.6
Segment profit (loss) (Core earnings)	75.1	47.6	45.2	(22.4)	145.6
Net investment losses (after-tax)	—	—	—	(4.6)	(4.6)
Non-core income adjustment (after-tax)	—	(3.9)	(11.1)	—	(15.0)
Net income (loss)	$75.1	$43.7	$34.1	$(27.0)	$125.9
*-Corporate & Other is net of intersegment eliminations.
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.

($ in millions)	September 30, 2026	December 31, 2025
Assets
Property & Casualty	$1,338.4	$1,372.1
Life & Retirement	12,437.0	12,204.5
Supplemental & Group Benefits	1,278.9	1,401.7
Corporate & Other	381.6	308.8
Intersegment eliminations	(35.4)	(20.5)
Total	$15,400.5	$15,266.6

Horace Mann Educators Corporation	39	Third Quarter 2026 Form 10-Q

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

($ in millions)	Net Unrealized Investment Gains (Losses) on Fixed Maturity Securities(1)	Net Reserve Remeasurements Attributable to Discount Rates(1)	Net Funded Status of Benefit Plans(1)	Total(1)
Beginning balance, July 1, 2026	$(281.9)	$110.0	$(2.5)	$(174.4)
Other comprehensive income (loss) before reclassifications	(214.5)	86.2	—	(128.3)
Amounts reclassified from AOCI(2)	1.6	—	—	1.6
Net current period other comprehensive income (loss)	(212.9)	86.2	—	(126.7)
Ending balance, September 30, 2026	$(494.8)	$196.2	$(2.5)	$(301.1)

Beginning balance, July 1, 2025	$(309.9)	$99.8	$(7.0)	$(217.1)
Other comprehensive income (loss) before reclassifications	58.7	(20.4)	—	38.3
Amounts reclassified from AOCI(3)	0.4	—	—	0.4
Net current period other comprehensive income (loss)	59.1	(20.4)	—	38.7
Ending balance, September 30, 2025	$(250.8)	$79.4	$(7.0)	$(178.4)

Beginning balance, January 1, 2026	$(245.5)	$93.4	$(2.5)	$(154.6)
Other comprehensive income (loss) before reclassifications	(250.6)	102.8	—	(147.8)
Amounts reclassified from AOCI(2)	1.3	—	—	1.3
Net current period other comprehensive income (loss)	(249.3)	102.8	—	(146.5)
Ending balance, September 30, 2026	$(494.8)	$196.2	$(2.5)	$(301.1)

Beginning balance, January 1, 2025	$(357.4)	$110.9	$(7.0)	$(253.5)
Other comprehensive income (loss) before reclassifications	103.1	(31.5)	—	71.6
Amounts reclassified from AOCI(3)	3.5	—	—	3.5
Net current period other comprehensive income (loss)	106.6	(31.5)	—	75.1
Ending balance, September 30, 2025	$(250.8)	$79.4	$(7.0)	$(178.4)
(1)All amounts are net of tax.
(2)The pretax amounts reclassified from AOCI, $(2.1) million and $(1.7) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.5) million and $(0.4) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2026, respectively.
(3)The pretax amounts reclassified from AOCI, $(0.6) million and $(4.5) million, are included in Net investment gains (losses) and the related income tax benefits, $(0.1) million and $(0.9) million, are included in income tax expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2025, respectively.

Comparative information for elements that are not required to be reclassified in their entirety to net income (loss) in the same reporting period is disclosed in Note 3.

Horace Mann Educators Corporation	40	Third Quarter 2026 Form 10-Q

NOTE 10 - Supplemental Consolidated Cash and Cash Flow Information

($ in millions)
	September 30, 2026	December 31, 2025
Cash	$146.9	$26.2
Restricted cash	1.9	1.3
Total cash and restricted cash reported in the Consolidated Statement of Cash Flows	$148.8	$27.5

($ in millions)	Nine Months Ended September 30,
	2026	2025
Cash paid for:
Interest	$29.4	$27.9
Income taxes	43.4	21.7
Non-cash activities were not material for the three and nine months ended September 30, 2026 and 2025, respectively.
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
Investment Commitments
The Company has outstanding commitments to fund investments primarily in limited partnership interests. Such unfunded commitments were $345.6 million and $380.5 million as of September 30, 2026 and December 31, 2025, respectively.

Horace Mann Educators Corporation	41	Third Quarter 2026 Form 10-Q

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
Measures within this MD&A that are not based on accounting principles generally accepted in the United States of America (non-GAAP) are marked with an asterisk (*) the first time they are presented within this Part I - Item 2. An explanation of these measures is contained in the Glossary of Selected Terms included as Exhibit 99.1 to this Quarterly Report on Form 10-Q and are reconciled to the most directly comparable measures prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) in the Appendix to the Company's Third Quarter 2026 Investor Supplement.
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

Horace Mann Educators Corporation	42	Third Quarter 2026 Form 10-Q

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
Consolidated Financial Highlights
(All comparisons vs. same periods in 2025, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2026-2025		Nine Months Ended September 30,		2026-2025
	2026	2025	% Change		2026	2025	% Change
Total revenues	$439.2	$438.5	0.2%		$1,312.0	$1,266.6	3.6%
Net income	58.5	58.3	0.3%		141.3	125.9	12.2%
Net Investment gains (losses), after tax	(20.6)	2.7	N.M.		(22.4)	(4.6)	N.M.
Per diluted share:
Net income	1.41	1.40	0.7%		3.43	3.03	13.2%
Net investment gains (losses), after tax	(0.50)	0.06	N.M.		(0.54)	(0.11)	N.M.
Book value per share					$35.11	$35.31	-0.6%
Net income return on equity - last twelve months	12.1%	12.2%	-0.1	pts	12.1%	12.2%	-0.1	pts
Net income return on equity - annualized	16.0%	16.6%	-0.6	pts	13.0%	12.3%	0.7	pts

For the three and nine months ended September 30, 2026, net income increased $0.2 million and $15.4 million, respectively, primarily due to improved Property & Casualty segment results reflecting the impact of improved underlying results and favorable prior year development and higher net investment income that were offset by higher net investment losses.

Horace Mann Educators Corporation	43	Third Quarter 2026 Form 10-Q

Consolidated Results of Operations
(All comparisons vs. same periods in 2025, unless noted otherwise)

($ in millions)	Three Months Ended September 30,		2026-2025	Nine Months Ended September 30,		2026-2025
	2026	2025	% Change	2026	2025	% Change
Net premiums and contract charges earned	$318.0	$310.3	2.5%	$947.9	$911.2	4.0%
Net investment income	139.7	119.6	16.8%	370.9	346.3	7.1%
Net investment gains (losses)	(26.2)	3.3	N.M.	(28.5)	(5.9)	N.M.
Other income	7.7	5.3	45.3%	21.7	15.0	44.7%
Total revenues	439.2	438.5	0.2%	1,312.0	1,266.6	3.6%

Benefits, claims and settlement expenses	163.8	171.0	-4.2%	526.5	537.7	-2.1%
Interest credited	55.6	55.7	-0.2%	164.0	161.2	1.7%
Operating expenses	102.2	96.3	6.1%	314.2	284.0	10.6%
DAC amortization expense	31.9	31.5	1.3%	96.2	91.0	5.7%
Intangible asset amortization expense	3.5	3.6	-2.8%	10.6	10.8	-1.9%
Interest expense	9.6	8.9	7.9%	28.7	26.4	8.7%
Total benefits, losses and expenses	366.6	367.0	-0.1%	1,140.2	1,111.1	2.6%

Income before income taxes	72.6	71.5	1.5%	171.8	155.5	10.5%
Income tax expense	14.1	13.2	6.8%	30.5	29.6	3.0%
Net income	$58.5	$58.3	0.3%	$141.3	$125.9	12.2%
Net Premiums and Contract Charges Earned
For the three and nine months ended September 30, 2026, net premiums and contract charges earned increased $7.7 million and $36.7 million as the Property & Casualty segment had higher sales* in the Property business lines and the Company experienced strong growth in our Supplemental and Group Benefits segment.
Net Investment Income
For the three and nine months ended September 30, 2026, total net investment income increased $20.1 million and $24.6 million. The increase for the quarter is primarily due to continued strong returns from our fixed income portfolio and higher returns from our limited partnership funds. Excluding the reduction in net investment income due to an immaterial out-of period correction of an error of $10.2 million in the prior year comparative periods, net investment income increased $14.4 million for the nine months ended September 30, 2026. The annualized investment yield on the portfolio excluding limited partnership interests* was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment yield, excluding limited partnership interests, pretax - annualized*(1)	5.0%	4.9%	4.7%	4.6%
Investment yield, excluding limited partnership interests, after tax - annualized*	4.0%	4.0%	3.8%	3.7%

During the three and nine months ended September 30, 2026, we continued to identify and purchase investments with attractive risk-adjusted yields relative to market conditions without venturing into asset classes or individual securities that would be inconsistent with our overall investment guidelines. The Company continues to deploy capital in accordance with its strategic asset allocation framework, with the objective of maintaining diversification while balancing risk and return. Investments are allocated across public and private fixed income strategies, commercial mortgage loan funds, and limited partnership interests based on relative value considerations, portfolio capacity, and income objectives.

Horace Mann Educators Corporation	44	Third Quarter 2026 Form 10-Q

Net Investment Gains (Losses)
For the three and nine months ended September 30, 2026, total net investment losses increased by $29.5 million and $22.6 million, respectively. The increase was primarily due to the sale of one limited partnership fund during the quarter ended September 30, 2026. The breakdown of net investment gains (losses) by transaction type were as follows:

($ in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Credit loss and intent-to-sell impairments	$(4.1)	$0.3	$(4.2)	$(2.8)
Sales and other, net	(14.7)	0.3	(8.5)	4.4
Change in fair value - equity securities	(2.8)	2.2	(4.4)	0.3
Change in fair value and gains (losses) realized on settlements - derivatives	(4.6)	0.5	(11.4)	(7.8)
Net investment gains (losses)	$(26.2)	$3.3	$(28.5)	$(5.9)

From time to time, we may sell fixed maturity securities subsequent to the reporting date that were considered temporarily impaired at such reporting date. Such sales are due to issuer-specific events occurring subsequent to the reporting date that result in a change in our intent to sell a fixed maturity security.
Other Income
For the three and nine months ended September 30, 2026, other income increased $2.4 million and $6.7 million, respectively.
Benefits, Claims and Settlement Expenses
For the three and nine months ended September 30, 2026, benefits, claims and settlement expenses decreased $7.2 million and $11.2 million, primarily due to the Property & Casualty segment having lower catastrophe and underlying losses as well as lower Retirement benefits related to assumption changes compared to the prior year.
Interest Credited
For the three and nine months ended September 30, 2026, interest credited decreased $0.1 million and increased $2.8 million, respectively.
Under the deposit method of accounting, the interest credited on the reinsured annuity block continues to be reported. The average deferred annuity credited rate, excluding the reinsured annuity block, was 3.5% and 3.4% as of September 30, 2026 and September 30, 2025, respectively.
Operating Expenses
For the three and nine months ended September 30, 2026, operating expenses increased $5.9 million and $30.2 million, respectively, reflecting higher expenses related to our Early Retirement Offering and acquisition expenses in the Corporate & Other segment.
Deferred Policy Acquisition Costs (DAC) Amortization Expense
For the three and nine months ended September 30, 2026, DAC amortization expense increased $0.4 million and $5.2 million, primarily due to premium increases in the Property & Casualty segment driving higher commission and underwriting expenses which increase DAC asset levels.
Intangible Asset Amortization Expense
For the three and nine months ended September 30, 2026, intangible asset amortization expense was flat with prior year.
Interest Expense
For the three and nine months ended September 30, 2026, interest expense increased $0.7 million and $2.3 million, respectively, due to an increase in the level of debt associated with the issuance of the 2025 Senior Notes that were used to repay the 2015 Senior Notes.

Horace Mann Educators Corporation	45	Third Quarter 2026 Form 10-Q

Income Tax Expense
The effective income tax rate on our pretax income, including net investment gains (losses), was 17.7% and 19.0% for the nine months ended September 30, 2026 and 2025, respectively. Income from investments in tax-advantaged securities reduced the effective income tax rates by 1.8 and 2.0 percentage points for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rate was further reduced by 2.7 and 1.2 percentage points for the nine months ended September 30, 2026 and 2025, respectively, as a result of purchases of transferable tax credits to be utilized on the federal income tax returns for the 2026 and 2025 tax years.
We record liabilities for uncertain tax positions when it is more likely than not that a position will not be sustainable upon audit by taxing authorities. These liabilities are reevaluated routinely and are adjusted appropriately based on changes in facts or law. We have no unrecorded liabilities related to uncertain tax positions.
As of September 30, 2026, our federal income tax returns for years prior to 2022 are no longer subject to examination by the Internal Revenue Service. We do not expect any assessments for tax years that remain subject to examination to have a material effect on our financial position or results of operations.
Outlook for 2026
The following discussion provides forward-looking information for our results of operations and capital position.
Consolidated Results
At the time of issuance of this Quarterly Report on Form 10-Q, we estimate that 2026 full year core income will be within a range of $5.75 to $5.95 per diluted share, generating a core return on equity* of over 12%+. These results anticipate the following:
•Property & Casualty segment target profitability of low-mid 90s Combined Ratio with ~$60 million of catastrophe losses
•Life & Retirement segment long-term target net interest spread between 220 and 230 bps and mortality in line with actuarial assumptions
•Supplemental & Group Benefits segment target blended benefits ratio of ~42%
•Net investment income between $485 million and $495 million pre-tax, or $385-$395 million excluding the accreted investment income on the deposit asset on reinsurance in the Life & Retirement segment
•Approximately $35 million to $40 million in corporate interest expense and other items included in results for the Corporate & Other segment
As described in Application of Critical Accounting Estimates, certain of our significant accounting measurements require the use of estimates and assumptions. As additional information becomes available, adjustments may be required. Those adjustments are charged or credited to net income for the period in which the adjustments are made and may impact actual results compared to our estimates above. Additionally, see forward-looking information in this Quarterly Report on Form 10-Q as well as Part I - Items 1 and 1A in our Annual Report on Form 10-K for the year ended December 31, 2025 concerning other important factors that could impact actual results. Our projections do not include a forecast of net investment gains (losses), which can vary substantially from one period to another and may have a significant impact on net income.
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

Horace Mann Educators Corporation	46	Third Quarter 2026 Form 10-Q

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
Information regarding our accounting policies pertaining to these topics is located in the Notes to the Consolidated Financial Statements contained in Part II - Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025. In addition, discussion of accounting policies, including certain sensitivity information, was presented in Management's Discussion and Analysis of Financial Condition and Results of Operations - Application of Critical Accounting Estimates in that Form 10-K within which we identified the following accounting estimates as critical in that they involve a higher degree of judgment and are subject to a significant degree of variability:
•Valuation of hard-to-value fixed maturity securities
•Evaluation of credit loss impairments for fixed maturity securities
•Valuation of future policy benefit reserves
•Valuation of liabilities for property and casualty unpaid claims and claim expense reserves
Compared to December 31, 2025, as of September 30, 2026, there were no material changes to accounting policies for areas most subject to significant management judgments identified above.

Horace Mann Educators Corporation	47	Third Quarter 2026 Form 10-Q

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
(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three and nine months ended September 30, 2026, net income reflected the following factors:
•Increases in average written premium per policy
•Lower underlying loss ratio*
•Favorable prior years' reserve development

Horace Mann Educators Corporation	48	Third Quarter 2026 Form 10-Q

The following table provides certain financial information for Property & Casualty for the periods indicated.

($ in millions, unless otherwise indicated)	Three Months Ended September 30,		2026-2025		Nine Months Ended September 30,		2026-2025
	2026	2025	% Change		2026	2025	% Change
Underwriting Results
Net premiums written*	$221.3	$232.1	-4.7%		$627.1	$628.8	-0.3%
Net premiums earned	207.1	204.7	1.2%		615.6	594.7	3.5%
Other income	1.3	0.6	116.7%		4.0	2.6	53.8%
Losses and loss adjustment expenses
Current accident year before catastrophe losses	112.9	116.4	-3.0%		330.5	335.9	-1.6%
Current accident year catastrophe losses	13.5	9.9	36.4%		49.0	56.0	-12.5%
Prior years' reserve development(1)	(8.0)	(3.0)	166.7%		(19.6)	(13.8)	42.0%
Total losses and loss adjustment expenses	118.4	123.3	-4.0%		359.9	378.1	-4.8%
Operating expenses, including DAC amortization expense	56.0	56.5	-0.9%		170.5	165.6	3.0%
Underwriting gain (loss)	34.0	25.5	33.3%		89.2	53.6	66.4%
Net investment income	14.3	14.8	-3.4%		40.7	41.4	-1.7%
Income (loss) before income taxes	48.3	40.3	19.9%		129.9	95.0	36.7%
Income tax expense (benefit)	9.4	8.5	10.6%		26.2	19.9	31.7%
Net income	38.9	31.8	22.3%		103.7	75.1	38.1%
Core earnings*	38.9	31.8	22.3%		103.7	75.1	38.1%

Operating Statistics:
Auto
Net premiums written*	$126.5	$131.6	-3.9%		$369.6	$379.9	-2.7%
Loss and loss adjustment expense ratio	63.7%	67.4%	-3.7	pts	63.6%	68.2%	-4.6	pts
Expense ratio	26.9%	27.9%	-1.0	pts	27.3%	27.6%	-0.3	pts
Combined ratio:	90.6%	95.3%	-4.7	pts	90.9%	95.8%	-4.9	pts
Prior years' reserve development(1)	-4.4%	-0.1%	-4.3	pts	-2.9%	-1.1%	-1.8	pts
Catastrophe losses	1.2%	0.9%	0.3	pts	1.1%	1.9%	-0.8	pts
Underlying combined ratio*	93.8%	94.5%	-0.7	pts	92.7%	95.0%	-2.3	pts
Property and other
Net premiums written*	$94.8	$100.5	-5.7%		$257.5	$248.9	3.5%
Loss and loss adjustment expense ratio	47.8%	49.1%	-1.3	pts	50.8%	56.0%	-5.2	pts
Expense ratio	25.7%	26.3%	-0.6	pts	26.6%	27.1%	-0.5	pts
Combined ratio:	73.5%	75.4%	-1.9	pts	77.4%	83.1%	-5.7	pts
Prior years' reserve development(1)	-3.0%	-3.5%	0.5	pts	-3.7%	-4.4%	0.7	pts
Catastrophe losses	14.2%	11.0%	3.2	pts	18.2%	21.8%	-3.6	pts
Underlying combined ratio*	62.3%	67.9%	-5.6	pts	62.9%	65.7%	-2.8	pts

Household retention-LTM
Auto					83.3%	83.7%	-0.4	pts
Property (excludes Other Products)					88.4%	88.7%	-0.3	pts
(1)    (Favorable) unfavorable.

Horace Mann Educators Corporation	49	Third Quarter 2026 Form 10-Q

The Property & Casualty segment three and nine month net income of $38.9 million and $103.7 million, as well as the three month and nine month combined ratio of 83.6% and 85.5%, reflected improved current year underlying results and a higher level of favorable prior years' reserve development.
The current quarter reflects a decrease in net premiums written* of 4.7%, with average written premiums* rising for both property and auto. Sales* were lower for the quarter, down 0.8% from the prior year, and household retention remains in line with expectations.
The three and nine month loss ratios decreased 3.0 and 5.1 points from last year reflecting higher average premiums for both comparisons and lower catastrophe losses for the nine month comparison. In addition, $8.0 million and $19.6 million of net favorable prior years' reserve development for the three and nine months reduced the loss ratio 3.9 and 3.2 points, respectively. Catastrophe losses increased $3.6 million and decreased $7.0 million, pretax, for the three and nine months ended, contributing 6.5 and 8.0 points to the combined ratio. The lower catastrophe losses for the nine months are driven by lower frequency and severity of policyholder claims. In total, there were 26 events designated as catastrophes by Property Claims Services (PCS) in this year’s third quarter compared to 14 PCS events in the prior year third quarter.
The year-over-year increase in average written premiums* for auto policies in the third quarter was 1.7%, while retention remained stable. The third quarter auto underlying loss ratio* was 66.9%, rising 0.3 points from the prior year quarter. The third quarter reported loss ratio benefited 4.4 points from favorable prior years' reserve development.
The year-over-year increase in average written premiums* for property policies was 2.9% in the third quarter, as rate increases and inflation adjustments to coverage values continue to take effect. Policyholder retention remains stable. The third quarter property and other underlying loss ratio* was 36.6%, a 5.0 point decrease from prior year reflecting the increase in average earned premium*. The third quarter reported loss ratio benefited 3.0 points from favorable prior years' reserve development.

Horace Mann Educators Corporation	50	Third Quarter 2026 Form 10-Q

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
(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three and nine months ended September 30, 2026, net income reflected the following factors:
•Higher premiums and contract charges earned
•Annualized quarterly and nine month net interest spread on fixed annuities up 139 basis points and 43 basis points, respectively
•Benefits expense decreased due to unfavorable prior-year impacts of lapse and mortality assumption updates for fixed indexed annuities

Horace Mann Educators Corporation	51	Third Quarter 2026 Form 10-Q

The following table provides certain information for Life & Retirement for the periods indicated.

($ in millions)	Three Months Ended September 30,		2026-2025	Nine Months Ended September 30,			2026-2025
	2026	2025	% Change	2026	2025		% Change
Life & Retirement
Net premiums written and contract deposits*	$170.9	$170.4	0.3%	$447.8	$452.4		-1.0%
Revenues
Net premiums and contract charges earned	42.0	39.2	7.1%	122.4	117.3		4.3%
Net investment income(1)	109.9	94.0	16.9%	293.6	273.5		7.3%
Other income	5.9	6.1	-3.3%	16.9	15.8		7.0%
Total revenues	157.8	139.3	13.3%	432.9	406.6		6.5%
Benefits and Expenses
Benefits and change in reserves	25.1	28.6	-12.2%	86.6	90.8		-4.6%
Interest credited	54.1	54.2	-0.2%	159.7	157.3		1.5%
Operating expenses	30.2	30.0	0.7%	92.1	87.5		5.3%
DAC amortization expense	6.1	5.9	3.4%	18.3	17.6		4.0%
Intangible asset amortization expense	—	0.1	N.M.	0.1	0.2		-50.0%
Total benefits and expenses	115.5	118.8	-2.8%	356.8	353.4		1.0%
Income before income taxes	42.3	20.5	106.3%	76.1	53.2		43.0%
Income tax expense	8.2	3.6	127.8%	14.8	9.5		55.8%
Net income	34.1	16.9	101.8%	61.3	43.7		40.3%
Core earnings*	33.3	15.1	120.5%	59.1	47.6		24.2%

Life policies in force (in thousands)				159	161		-1.2%
Life insurance in force				$21,790	$21,387		1.9%
Life persistency - LTM				95.7%	95.9%	-0.2	pts

Annuity contracts in force (in thousands)				208	214		-2.8%
Horace Mann Retirement Advantage® contracts in force (in thousands)				26	23		13.0%
Cash value persistency - LTM				91.7%	92.0%	-0.3	pts
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.
Life & Retirement segment net income for the three and nine months ended September 30, 2026, was $34.1 million and $61.3 million, increases of 101.8% and 40.3%, respectively. Life benefits decreased $1.2 million and increased $2.4 million for the three and nine months periods. Retirement benefits decreased $2.5 million and $6.7 million for the three and nine months, respectively due to unfavorable prior-year impacts of lapse and mortality assumption updates for fixed indexed annuities.
The quarterly net spread increased 139 basis points primarily due to higher returns in the fixed-income portfolios and limited partnerships. Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $6.7 million ($5.3 million after tax) in the second quarter of 2025, net investment income increased $15.9 million and $13.4 million for the three and nine months ended September 30, 2026.
For the Retirement business, net annuity contract deposits were down 1.0% for the quarter at $137.2 million primarily reflecting product mix and market conditions. Educators continue to begin their relationship with Horace Mann through 403(b) retirement savings products, which provide encouraging cross-sell opportunities. Average persistency remained steady at 91.7%.
Horace Mann currently has $6.3 billion in retained annuity assets under management, including $2.2 billion of fixed annuities, $3.7 billion of variable annuities and $0.4 billion of fixed indexed annuities. Assets under administration, which includes Horace Mann Retirement Advantage® and other advisory and recordkeeping assets, were up due to the effect of equity market performance on assets.

Horace Mann Educators Corporation	52	Third Quarter 2026 Form 10-Q

Life annualized sales* were $3.0 million for the quarter. Persistency remains strong. Life insurance in force rose to $21.8 billion at quarter-end.
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

(All comparisons vs. same periods in 2025, unless noted otherwise)
For the three and nine months ended September 30, 2026, net income reflected the following factors:
•Higher premium earned reflecting investment to grow the book of business
•Higher benefits ratio for Group Benefits

Horace Mann Educators Corporation	53	Third Quarter 2026 Form 10-Q

The following table provides certain information for Supplemental & Group Benefits for the periods indicated.

($ in millions)	Three Months Ended September 30,		2026-2025		Nine Months Ended September 30,		2026-2025
	2026	2025	% Change		2026	2025	% Change
Supplemental & Group Benefits
Revenues
Net premiums and contract charges earned	$68.9	$66.4	3.8%		$209.9	$199.2	5.4%
Net investment income(1)	11.7	11.1	5.4%		31.0	27.6	12.3%
Other income	(0.4)	(1.9)	78.9%		(1.9)	(4.9)	61.2%
Total revenues	80.2	75.6	6.1%		239.0	221.9	7.7%
Benefits and Expenses
Benefits, settlement expenses and change in reserves	21.8	20.6	5.8%		84.3	72.7	16.0%
Operating expenses (including DAC amortization expense)	33.1	32.5	1.8%		98.9	95.1	4.0%
Intangible asset amortization expense	3.5	3.5	—%		10.5	10.6	-0.9%
Total benefits and expenses	58.4	56.6	3.2%		193.7	178.4	8.6%
Income before income taxes	21.8	19.0	14.7%		45.3	43.5	4.1%
Income tax expense	5.2	4.0	30.0%		10.3	9.4	9.6%
Net income	16.6	15.0	10.7%		35.0	34.1	2.6%
Core earnings*	19.4	17.7	9.6%		43.2	45.1	-4.2%

Benefits ratio	31.6%	30.9%	0.7	pts	40.2%	36.5%	3.7	pts
Operating expense ratio	41.3%	43.1%	-1.8	pts	41.4%	42.9%	-1.5	pts
Pretax profit margin	27.2%	25.1%	2.1	pts	19.0%	19.6%	-0.6	pts

Individual supplemental products benefits ratio	21.3%	25.4%	-4.1	pts	27.0%	27.1%	-0.1	pts
Individual supplemental premium persistency (rolling beginning 12 months)	89.3%	89.6%	-0.3	pts	89.3%	89.6%	-0.3	pts
Group benefits products benefits ratio	41.2%	35.7%	5.5	pts	52.0%	44.7%	7.3	pts
Group benefits covered lives (in thousands)					927	865	7.2%
(1) In the second quarter of 2025, the Company recorded a reduction in net investment income due to an immaterial out-of-period correction of an error. See additional disclosure contained in Note 1 of the June 30, 2026 Form 10-Q.

Supplemental & Group Benefits segment net income for the three and nine months ended September 30, 2026, of $16.6 million and $35.0 million, was up $1.6 million and up $0.9 million, respectively. The Individual Supplemental benefits ratio was lower, 4.1 points and 0.1 points for the three and nine months ended. The Group Benefits benefits ratio increased 5.5 points and 7.3 points for the three and nine months ended driven by strong growth momentum within our Paid Family Medical Leave enhancement.
Excluding the reduction in net investment income due to an immaterial out-of-period correction of an error of $3.5 million ($2.8 million after tax) in the second quarter 2025, net investment income increased $0.6 million and decreased $0.1 million for the three and nine months ended September 30, 2026.
Total sales* for the three and nine months ended September 30, 2026 decreased $3.6 million and increased $7.5 million due to our strategic investments to drive growth. Individual Supplemental products increased $0.3 million and $1.2 million and Group Benefits products decreased $3.9 million and increased $6.3 million. Variability in sales between comparable periods is typical for Group Benefits given the relatively small scale and the longer sales cycle of this business. Persistency remains strong for the segment.

Horace Mann Educators Corporation	54	Third Quarter 2026 Form 10-Q

Corporate & Other
(All comparisons vs. same periods in 2025, unless noted otherwise)
The following table provides certain financial information for Corporate & Other for the periods indicated.

($ in millions)	Three Months Ended September 30,		2026-2025	Nine Months Ended September 30,		2026-2025
	2026	2025	% Change	2026	2025	% Change
Total revenues	4.7	0.2	N.M.	$8.3	$5.3	56.6%
Interest expense	9.6	8.9	7.9%	28.7	26.4	8.7%
Other operating expenses	8.7	2.9	200.0%	30.6	9.2	232.6%
Net investment gains (losses)	(26.2)	3.3	N.M.	(28.5)	(5.9)	N.M.
Loss before income taxes	(39.8)	(8.3)	N.M.	(79.5)	(36.2)	-119.6%
Net loss	(31.1)	(5.4)	N.M.	(58.7)	(27.0)	-117.4%
Core loss*	(6.5)	(8.1)	19.8%	(20.2)	(22.4)	9.8%

For the three and nine months ended September 30, 2026, the net results decreased $25.7 million and $31.7 million, respectively. The change in revenues is driven by net investment income increasing $4.1 million and $1.8 million for the three months and nine months ended September 30, 2026. Higher net investment losses were primarily due to the sale of one limited partnership interest during the quarter ended September 30, 2026.
Operating expenses increased $5.8 million and $21.4 million for the three and nine months ended September 30, 2026, respectively. The increase included $2.7 million and $16.4 million for the three and nine months ended September 30, 2026, respectively related to our voluntary Early Retirement Offering. In addition, the segment incurred $2.5 million and $5.0 million of acquisition related expenses for the three and nine months ended September 30, 2026.
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

($ in millions)	Three Months Ended September 30,		2026-2025	Nine Months Ended September 30,		2026-2025
	2026	2025	% Change	2026	2025	% Change
Net investment income - managed investment portfolio	$115.5	$96.4	19.8%	$298.8	$273.6	9.2%
Investment income - deposit asset on reinsurance	24.2	23.2	4.3%	72.1	72.7	-0.8%
Total net investment income	139.7	119.6	16.8%	370.9	346.3	7.1%
Pretax net investment gains (losses)	(26.2)	3.3	N.M.	(28.5)	(5.9)	N.M.
Pretax net unrealized investment losses on fixed maturity securities				(629.1)	(319.0)	N.M.

For the three and nine months ended September 30, 2026, net investment income from our managed investment portfolio increased $19.1 million and $25.2 million, primarily due to higher returns in the fixed-income portfolios and limited partnership funds. The investment yield on the portfolio excluding limited partnership interests was 5.0% and 4.7% for the three and nine months ended September 30, 2026, with new money yields continuing to exceed portfolio yields in the core fixed maturity securities portfolio.
For the three and nine months ended September 30, 2026, pretax net investment losses increased $29.5 million and $22.6 million, primarily due to losses on investment sales associated with portfolio management activities during the quarter ended September 30, 2026.

Horace Mann Educators Corporation	55	Third Quarter 2026 Form 10-Q

Pretax net unrealized investment losses on fixed maturity securities as of September 30, 2026 increased $317.0 million, or 101.6%, compared to December 31, 2025, primarily due to a rise in interest rates, with the 10-year US Treasury increasing 111 basis points.
Fixed Maturity and Equity Securities Portfolios
The table below presents our fixed maturity and equity securities portfolios by major asset class, including the 10 largest sectors of our corporate bond holdings (based on fair value).

($ in millions)	September 30, 2026
	Number of Issuers	Fair Value	Amortized Cost, net	Pretax Net Unrealized Loss
Fixed maturity securities
Corporate bonds
Banking & Finance	167	$361.5	$409.7	$(48.2)
Utilities	101	183.2	210.3	(27.1)
HealthCare,Pharmacy	78	130.9	160.4	(29.5)
Energy	92	122.6	142.1	(19.5)
Insurance	52	104.5	127.5	(23.0)
Technology	37	82.0	96.7	(14.7)
Real Estate	35	69.9	78.2	(8.3)
Telecommunications	34	64.6	74.0	(9.4)
Transportation	38	64.1	74.3	(10.2)
Consumer Products	52	56.5	74.6	(18.1)
All other corporates(1)	312	595.4	678.5	(83.1)
Total corporate bonds	998	1,835.2	2,126.3	(291.1)
Mortgage-backed securities
U.S. Government and federally sponsored agencies	250	652.2	726.6	(74.4)
Commercial(2)	137	288.4	315.8	(27.4)
Other	145	212.4	223.1	(10.7)
Municipal bonds(3)	569	1,079.9	1,216.5	(136.6)
Government bonds
U.S.	41	297.9	376.9	(79.0)
Foreign	3	7.6	8.6	(1.0)
Collateralized loan obligations(4)	427	953.2	953.5	(0.3)
Asset-backed securities	124	194.0	202.6	(8.6)
Total fixed maturity securities	2,694	$5,520.8	$6,149.9	$(629.1)

Equity securities
Non-redeemable preferred stocks	15	$36.4
Common stocks	3	1.1
Total equity securities	18	$37.5

Total	2,712	$5,558.3
(1)The All other corporates category contains 21 additional industry sectors. Natural Gas, Food and Beverage, Leisure Entertainment, Industry Manufacturing, and Retail represented $203.1 million of fair value at September 30, 2026, with the remaining 16 sectors each representing less than $26.9 million.
(2)At September 30, 2026, 100% were investment grade, with an overall credit rating of AA, and the positions were well diversified by property type, geography and sponsor.
(3)Holdings are geographically diversified, 40.4% are tax-exempt and 77.5% are revenue bonds tied to essential services, such as mass transit, water and sewer. The overall credit quality of the municipal bond portfolio was AA- at September 30, 2026.
(4) Based on fair value, 99.9% of the collateralized loan obligation securities were rated investment grade based on ratings assigned by a nationally recognized statistical ratings organization (NRSRO - S&P, Moody's, Fitch, DBRS, Egan Jones and Kroll).

As of September 30, 2026, our diversified fixed maturity securities portfolio consisted of 4,022 investment positions, issued by 2,694 entities, and totaled approximately $5.5 billion in fair value. This portfolio was 97.7% investment grade, based on fair value, with an average quality rating of A+. Our investment guidelines target

Horace Mann Educators Corporation	56	Third Quarter 2026 Form 10-Q

single corporate issuer concentrations to 0.5% of invested assets for AAA or AA rated securities, 0.35% of invested assets for A or BBB rated securities, and $5.0 million for non-investment grade securities.
Rating of Fixed Maturity Securities and Equity Securities(1)
The following table presents the composition and fair value of our fixed maturity and equity securities portfolios by rating category. As of September 30, 2026, 95.4% of these combined portfolios were investment grade, based on fair value, with an overall average quality rating of A+. We have classified the entire fixed maturity securities portfolio as available for sale, which is carried at fair value.

($ in millions)	Percent of Portfolio Fair Value		September 30, 2026
	December 31, 2025	September 30, 2026	Fair Value	Amortized Cost, net
Fixed maturity securities
AAA	11.6%	11.0%	$606.6	$646.8
AA(2)	42.6	40.6	2,241.0	2,564.7
A	20.9	23.1	1,277.2	1,379.8
BBB	21.3	20.7	1,142.6	1,287.6
BB	1.4	1.3	72.1	78.1
B	0.4	0.6	32.4	36.5
CCC or lower	—	—	1.5	1.9
Not rated(3)	1.8	2.7	147.4	154.5
Total fixed maturity securities	100.0%	100.0%	$5,520.8	$6,149.9
Equity securities
AAA	—%	—%	$—
AA	—	—	—
A	—	—	—
BBB	69.0	88.0	33.0
BB	22.0	2.1	0.8
B	—	—	—
CCC or lower	—	—	—
Not rated	9.0	9.9	3.7
Total equity securities	100.0%	100.0%	$37.5

Total			$5,558.3
(1)Ratings are assigned by an NRSRO when available, if no rating is available from an NRSRO, then an internally developed rating may be used. Ratings for publicly traded securities are determined when the securities are acquired and are updated monthly to reflect any changes in ratings.
(2)At September 30, 2026, the AA rated fair value amount included $297.9 million of U.S. Government and federally sponsored agency securities and $592 million of mortgage-backed and other asset-backed securities issued by U.S. Government and federally sponsored agencies.
(3)This category primarily represents private placement and municipal securities not rated by an NRSRO.

As of September 30, 2026, the fixed maturity securities portfolio had $646.8 million of pretax gross unrealized investment losses on $4,463.0 million of fair value related to 3,171 positions. Of the investment positions with gross unrealized losses, there were 643 trading below 80.0% of the carrying value as of September 30, 2026. The Company views the decrease in fair value of all of the fixed maturity securities with unrealized losses as of September 30, 2026 as due to factors other than a credit loss. Future changes in circumstances related to these and other securities could require subsequent recognition of impairment. See Part I - Item 1, Note 3 of the Consolidated Financial Statements in this Quarterly Report on Form 10-Q for more information.
Increases in U.S. Treasury yields and credit spreads contributed to an increase in unrealized investment losses. As of September 30, 2026, the 10-year U.S. Treasury yield increased 111 basis points since December 31, 2025, rising from 4.17% as of December 31, 2025 to 5.28% as of September 30, 2026. Credit spreads were wider during the same time period for investment grade and high yield by 2 basis points and 45 basis points, respectively. As of September 30, 2026, investment grade and high yield total returns were -3.11% and 0.10%, respectively, since December 31, 2025.

Horace Mann Educators Corporation	57	Third Quarter 2026 Form 10-Q

Liquidity and Capital Resources
Our liquidity and access to capital were not materially impacted by inflation or changes in interest rates during the three and nine months ended September 30, 2026. For further discussion regarding the potential future impacts of inflation and changes in interest rates, see Part I – Item 1A - Risk Factors and Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effects of Inflation and Changes in Interest Rates presented in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

($ in millions)	Nine Months Ended September 30,		2026-2025
	2026	2025	% Change
Net cash provided by operating activities	$397.0	$423.3	-6.2%
Net cash used in investing activities	(33.8)	(234.6)	85.6%
Net cash (used in) provided by financing activities	(241.9)	75.7	-419.6%
Net increase in cash	121.3	264.4	-54.1%
Cash at beginning of period	27.5	38.1	-27.8%
Cash at end of period	$148.8	$302.5	-50.8%
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
For the nine months ended September 30, 2026, net cash provided by operating activities decreased $26.3 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 and 2025 was $33.8 million and $234.6 million, respectively.
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

Horace Mann Educators Corporation	58	Third Quarter 2026 Form 10-Q

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
For the nine months ended September 30, 2026, net cash used in financing activities increased $317.6 million compared to the prior year period. The increase primarily reflected the absence of $296.0 million of proceeds from the issuance of Senior Notes in 2025, $35.6 million of higher cash outflows for benefits, withdrawals, and net transfers to Separate Account variable annuity assets, and $5.3 million of higher Treasury stock purchases. These changes were partially offset by $14.9 million of higher cash inflows from changes in book overdrafts and $12.0 million of lower cash outflows for reverse repurchase agreements.
The following table shows activity from FHLB funding agreements for the periods indicated.

($ in millions)	Nine Months Ended September 30,		2026-2025	2026-2025
	2026	2025	$ Change	% Change
Balance at beginning of the period	$1,039.5	$989.5	$50.0	5.1%
Advances received from FHLB funding agreements	929.5	549.5	380.0	69.2%
Principal repayments on FHLB funding agreements	(884.5)	(499.5)	(385.0)	77.1%
Balance at end of the period	$1,084.5	$1,039.5	$45.0	4.3%

Horace Mann Educators Corporation	59	Third Quarter 2026 Form 10-Q

Liquidity Sources and Uses
Our potential sources and uses of funds principally include the following activities:

	Property & Casualty	Life & Retirement	Supplemental & Group Benefits	Corporate & Other
Activities for potential sources of funds
Receipt of insurance premiums, contractholder charges and fees	☑	☑	☑
Recurring service fees, commissions and overrides	☑	☑	☑	☑
Contractholder fund deposits		☑	☑
Reinsurance and indemnification program recoveries	☑	☑	☑	☑
Receipts of principal, interest and dividends on investments	☑	☑	☑	☑
Proceeds from sales of investments	☑	☑	☑	☑
Proceeds from FHLB borrowing and funding agreements	☑	☑	☑
Proceeds from reverse repurchase agreements	☑	☑	☑
Intercompany loans	☑	☑	☑	☑
Capital contributions from parent	☑	☑	☑	☑
Dividends or return of capital from subsidiaries				☑
Tax refunds/settlements	☑	☑	☑	☑
Proceeds from periodic issuance of additional securities				☑
Proceeds from debt issuances				☑
Proceeds from revolving credit facility				☑
Receipt of intercompany settlements related to employee benefit plans				☑

Activities for potential uses of funds
Payment of claims and related expenses	☑	☑	☑	☑
Payment of contract benefits, surrenders and withdrawals		☑	☑
Reinsurance cessions and indemnification program payments	☑	☑	☑	☑
Payment of operating costs and expenses	☑	☑	☑	☑
Payments to purchase investments	☑	☑	☑	☑
Repayment of FHLB borrowing and funding agreements	☑	☑	☑
Repayment of reverse repurchase agreements	☑	☑	☑
Payment or repayment of intercompany loans	☑	☑	☑	☑
Capital contributions to subsidiaries				☑
Dividends or return of capital to shareholders/parent company	☑	☑	☑	☑
Tax payments/settlements	☑	☑	☑	☑
Common share repurchases				☑
Debt service expenses and repayments				☑
Repayment on revolving credit facility				☑
Payments related to employee benefit plans				☑
Payments for business acquisitions				☑
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

Horace Mann Educators Corporation	60	Third Quarter 2026 Form 10-Q

As of September 30, 2026, we held $1.1 billion of cash, U.S. government and agency fixed maturity securities and public equity securities (excluding non-redeemable preferred stocks and foreign equity securities) which, under normal market conditions, could be rapidly liquidated.
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
The insurance subsidiaries are subject to various regulatory restrictions that limit the amount of annual dividends or other distributions, including loans or cash advances, available to us without prior approval of the insurance regulatory authorities. The aggregate amount of dividends that may be paid in 2026 from all of our insurance subsidiaries without prior regulatory approval is $162.5 million, excluding the impact and timing of prior distributions. During the nine months ended September 30, 2026, our insurance subsidiaries paid dividends of $184.0 million, including extraordinary dividends for which prior regulatory approval was obtained. We anticipate that our sources of capital will continue to generate sufficient capital to meet the needs for business growth, debt interest payments, shareholder dividends and our share repurchase programs. Additional information is contained in Part II - Item 8, Note 13 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Total capital was $2,015.8 million as of September 30, 2026, including $594.6 million of long-term debt. Total debt represented 29.5% of total capital including net unrealized investment losses on fixed maturity securities (25.7% excluding net unrealized investment losses on fixed maturity securities and net reserve remeasurements attributable to discount rates*) as of September 30, 2026, which remains consistent with the Company's long-term capital management objectives.
Shareholders' equity was $1,421.2 million as of September 30, 2026, including net unrealized investment losses on fixed maturity securities of $494.8 million after taxes. The market value of our common stock and the market value per share were $1,805.4 million and $44.60, respectively, as of September 30, 2026. Book value per share and adjusted book value per share* was $35.11 and $42.49, respectively, as of September 30, 2026.
Additional information regarding net unrealized investment gains (losses) on fixed maturity securities as of September 30, 2026 is included in Part I - Item 1, Note 3 of the Consolidated Financial Statements as well as in Part I - Item 2 - Investment Results in this Quarterly Report on Form 10-Q.
Total dividends paid to shareholders was $43.7 million for the nine months ended September 30, 2026. In March, May and August of 2026, the Board of Directors approved regular quarterly dividends of $0.36 per share.
For the nine months ended September 30, 2026, we repurchased 444,772 shares of our common stock under our share repurchase program for a total cost of $19.2 million, at an average price per share of $43.17. See Part II - Item 8, Note 12 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information. As of September 30, 2026, $36.4 million remained authorized for future share repurchases under the share repurchase program.

Horace Mann Educators Corporation	61	Third Quarter 2026 Form 10-Q

The following table summarizes our debt obligations.

($ in millions)	Interest Rates	Final Maturity	September 30, 2026	December 31, 2025
Short-term debt
Revolving Credit Facility	Variable	2030	$—	$—
Long-term debt(1)
4.70% 2025 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $2.6 and $1.5 unamortized debt issuance costs of $1.3 and $3.1	4.70%	2030	296.1	295.4
7.25% 2023 Senior Notes, Aggregate principal amount of $300.0 less unaccrued discount of $0.2 and $0.3 and unamortized debt issuance costs of $1.3 and $1.7	7.25%	2028	298.5	298.0
Total			$594.6	$593.4
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
As of September 30, 2026, we had $325.0 million available on the Revolving Credit Facility, with an interest rate based on Term SOFR plus 115 basis points plus the applicable benchmark adjustment spread. The Revolving Credit Facility expires on May 19, 2030. The unused portion of the Revolving Credit Facility is subject to a variable commitment fee, which was 0.15% on an annual basis as of September 30, 2026.
As of September 30, 2026, we had no borrowings outstanding with FHLB. The Board has authorized a combined limit for FHLB borrowings and funding agreements equal to 15% of the insurance subsidiaries' aggregate net admitted assets, excluding separate account assets. This limit is below the maximum borrowing capacity set by FHLB.
We had no obligation for securities sold under reverse repurchase agreements at September 30, 2026 and December 31, 2025.
To provide additional capital management flexibility, we filed a "universal shelf" registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on March 8, 2024. The registration statement, which registered the offer and sale from time to time of an indeterminate amount of various securities, which may include debt securities, common stock, preferred stock, depositary shares, warrants, delayed delivery contracts and/or units that include any of these securities, was automatically effective on March 8, 2024. Unless withdrawn by us earlier, this registration statement will remain effective through March 8, 2027. The Senior Notes due 2030, described above, were issued utilizing this registration statement. No other securities associated with the registration statement have been issued at the time of issuance of this Quarterly Report on Form 10-Q.

Horace Mann Educators Corporation	62	Third Quarter 2026 Form 10-Q

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
All three agencies currently have assigned the same insurance financial strength ratings to our Property & Casualty and Life insurance subsidiaries. Only A.M. Best currently rates our Supplemental & Group Benefits subsidiaries, each of which is rated at the same level as our Property & Casualty and Life & Retirement subsidiaries. Assigned ratings and respective affirmation/review dates as of October 30, 2026 were as follows:

	Insurance Financial				Affirmed/
	Strength Ratings (Outlook)		Debt Ratings (Outlook)		Reviewed
A.M. Best
HMEC (parent company)	N.A.		bbb	(stable)	9/25/2026
HMEC's Life & Retirement subsidiaries	A	(stable)	N.A.		9/25/2026
HMEC's Property & Casualty subsidiaries	A	(stable)	N.A.		9/25/2026
HMEC's Supplemental & Group Benefits subsidiaries
Madison National Life Insurance Company	A	(stable)	N.A.		9/25/2026
National Teachers Associates Life Insurance Company	A	(stable)	N.A.		9/25/2026
Moody's
HMEC (parent company)			Baa2	(stable)	3/31/2026
HMEC's Life Group	A2	(stable)			3/31/2026
HMEC's P&C Group	A2	(stable)			3/31/2026
S&P	A	(stable)	BBB	(stable)	1/22/2026
Reinsurance Programs
There have been no material changes in our reinsurance programs for our Property & Casualty, Life & Retirement and Supplemental & Group Benefits segments from that disclosed in Part I - Item 1, Reporting Segments in our Annual Report on Form 10-K for the year ended December 31, 2025.

Horace Mann Educators Corporation	63	Third Quarter 2026 Form 10-Q

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
ITEM 4. I Controls and Procedures
Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (Exchange Act), as of September 30, 2026. Based on this evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) that is required to be included in our periodic SEC filings. No material weaknesses in our disclosure controls and procedures were identified in the evaluation and therefore, no corrective actions were taken. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Horace Mann Educators Corporation	64	Third Quarter 2026 Form 10-Q

PART II: OTHER INFORMATION
ITEM 1. I Legal Proceedings
For a description of noteworthy litigation, see Part I - Item 1, Note 11 of the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.
ITEM 1A. I Risk Factors
Except as set forth below, we believe there are no material changes from the risk factors as previously disclosed in Part I - Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.
Cybersecurity
Cybersecurity breaches could have an adverse effect on our business and reputation.
Cybersecurity threats and incidents have increased in recent years in frequency, levels of persistence, sophistication and intensity, and we may be subject to heightened cyber-related risks. Our business depends on the proper functioning and availability of our information technology platform, including communications and data processing systems, our proprietary systems, and systems of our third-party service providers. We and our service providers collect, process, store and transmit sensitive personal, financial, health and other confidential information relating to our policyholders, customers, employees and business partners, as well as our proprietary business information. We have implemented and maintain what we believe to be reasonable security measures, but we cannot guarantee that the controls and procedures we have in place to protect or recover our respective systems and the information stored on such systems will be effective, successful or sufficiently rapid to avoid harm to our business. Moreover, while we generally perform cybersecurity due diligence on our key service providers, we cannot ensure the cybersecurity measures they take will be sufficient to protect any information we share with them. Our service providers’ use of AI, including AI capabilities embedded in their products and services, may introduce additional vulnerabilities or expose information to uses or parties beyond our visibility or control. Due to applicable laws, regulations, rules, standards and contractual obligations, we may be held responsible for cyber-attacks, security breaches or other similar incidents attributed to our service providers as they relate to the information we share with them.
Cybersecurity threats are evolving in nature and becoming increasingly difficult to detect, and may come from a variety of sources, including organized criminal groups, “hacktivists,” terrorists, and nation state-supported actors. These threats include, among other things, computer viruses, worms, malware, ransomware, denial of service attacks, defective software, credential stuffing, social engineering, phishing attacks, human error, fraud, theft, or improper access by employees or service providers, and other similar threats. Furthermore, cyber-attacks increasingly involve the use of artificial intelligence (AI) and machine learning, including generative AI, with bad actors using these technologies to launch more automated, targeted, and coordinated attacks.
We have established AI governance, including a cross-functional AI Governance and Risk Committee and policies governing the use of AI tools. AI use by employees, contractors and service providers can create cybersecurity and data protection risks, including through tools used without organizational approval or oversight (“shadow AI”). These risks include exposing sensitive information, granting inappropriate access to systems or data, and enabling AI agents to take unintended actions or modify records. Such activities may compromise information and systems, even when data remains within our environment. Our policies, controls and training are designed to address these risks but may not identify or prevent all inappropriate uses.
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

Horace Mann Educators Corporation	65	Third Quarter 2026 Form 10-Q

We may not be able to anticipate all cyber-attacks, security breaches or other similar incidents, detect or react to such incidents in a timely manner, or adequately remediate any such incident. It may also take considerable time for us to investigate and evaluate the full impact of cyber-attacks, particularly for sophisticated attacks, which may inhibit our ability to provide prompt, full, and reliable information about cybersecurity incidents to our customers, regulators, and the public. Limitations in logging, record retention or attribution of automated activity may prevent us from fully reconstructing and assessing the full scope and impact of such incidents. In addition, recent disclosure requirements add additional risk that bad actors might use the information with malicious intent, exacerbating the impacts of a breach. While management is not aware of any cyber-attack, security breach or other similar incident that has had a material effect on our operations, there can be no assurances that such an incident that could have a material impact on us will not occur in the future.
Further, the cybersecurity, privacy and data protection regulatory environment is evolving, and it is likely that the costs of complying with new or developing regulatory requirements will increase. For example, we operate in a number of jurisdictions with strict cybersecurity, privacy, data protection and other related laws, regulations, rules and standards, which could be violated in the event of a significant cyber-attack, security breach or other similar incident affecting personal, proprietary or confidential information or in the event of noncompliance by our personnel with such obligations. The use of AI by us or our service providers may further complicate compliance with requirements governing the collection, use, retention, sharing and protection of information.
We cannot ensure that any limitations of liability provisions in our agreements with clients, service providers and other third parties with which we do business would be enforceable or adequate or otherwise protect us from any liabilities or damages with respect to any claim in connection with a cyber-attack, security breach or other similar incident. In addition, while we maintain insurance that would mitigate the financial loss under such scenarios, providing what we believe to be appropriate policy limits, terms and conditions, we cannot guarantee that our insurance coverage will be adequate for all financial and non-financial consequences from a cybersecurity event, including an AI-related event, that insurance will continue to be available to us on economically reasonable terms, or at all, or that our insurer will not deny coverage as to any future claim.
Artificial Intelligence Risks
Our use of artificial intelligence could adversely affect our business, regulatory compliance and reputation.
Our increasing use of AI technologies and the use of AI by our third-party service providers introduces risks that could impact our business operations, regulatory compliance, financial performance, and customer relationships. These risks include potential inaccuracies in AI-driven processes, increased regulatory scrutiny, unintended biases, data privacy and security concerns, operational disruptions, and broader ethical considerations.
AI systems, including generative AI, may produce inaccurate, incomplete, misleading or fabricated outputs, rely on flawed, biased or outdated data, or operate in ways that are difficult to explain, validate or reproduce. Overreliance on these systems, insufficient human oversight, or failure to identify and correct errors could adversely affect business decisions, customer communications, financial reporting or other processes. To the extent AI is used in underwriting, pricing, claims handling or other insurance-related activities, errors or unintended biases could result in inappropriate or discriminatory outcomes, customer harm, regulatory action or litigation.
Our ability to manage these risks depends in part on identifying where and how AI is used, establishing appropriate access and data restrictions, evaluating third-party technologies, and maintaining effective testing, monitoring and human oversight. See also the cybersecurity risk factor above regarding unauthorized use of AI, including "shadow AI", and AI agents. AI capabilities may also be introduced through changes to existing third-party products and services, limiting our ability to identify and evaluate their use promptly. Failures, outages, changes in functionality or terms of use, or discontinuation of third-party AI services could disrupt affected processes or increase our costs.
The use of AI may also expose us to claims concerning intellectual property infringement, ownership or permitted use of data and AI-generated content, confidentiality, or other rights. We may have limited ability to determine the sources of data used to develop third-party models or to obtain adequate contractual protections or recovery from providers.

Horace Mann Educators Corporation	66	Third Quarter 2026 Form 10-Q

Evolving and increasingly complex AI-related laws, regulations, and industry standards may increase our compliance costs and regulatory exposure, and failure to maintain effective governance, oversight, and risk controls could materially and adversely affect our business, results of operations, or reputation. While we seek to implement AI responsibly and consistent with our AI governance policies, there can be no assurance that AI-related risks will not affect our business, reputation, or compliance obligations.
Further, AI technologies also have the potential to materially alter the competitive landscape. Specifically, there is a risk that existing or new market participants can utilize AI technology to reduce their operating costs and accelerate speed to market for new market participants.
ITEM 2. I Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On May 13, 2025, our Board of Directors authorized a share repurchase program allowing repurchases of up to $50 million of our common shares in open market or privately negotiated transactions, from time to time, depending on market conditions (Program). The Program does not have an expiration date and may be limited or terminated at any time without notice. During the three months ended September 30, 2026, we repurchased shares as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased under the Program	Approximate Dollar Value of Shares that may yet be Purchased under the Program
July 1 - 31	—	$—	—	$37.4	million
August 1 - 31	—	—	—	$37.4	million
September 1 - 30	22,826	44.91	22,826	$36.4	million
Total	22,826	$44.91	22,826	$36.4	million
ITEM 5. I Other Information
Securities Trading Plans of Executive Officers and Directors

During the three months ended September 30, 2026, Beverley McClure adopted a new 10b5-1 plan. The Plan was adopted on September 3, 2026. The Plan expires on the earlier of April 15, 2027, or upon execution of all trades or expiration of all orders relating to such trades. The Plan allows for the sale of up to 2,368 shares.

Horace Mann Educators Corporation	67	Third Quarter 2026 Form 10-Q

ITEM 6. I Exhibits
The following items are filed as Exhibits. Management contracts and compensatory plans are indicated by an asterisk (*).

Exhibit No.	Description
10.1	Membership Interest Purchase Agreement for Employee Services LLC

10.2	Master Transaction Agreement for Reserve National Insurance Company and MedMutual Life Insurance Company’s Group Life and Disability Business

31.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

31.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

32.1	Certification by Marita Zuraitis, Chief Executive Officer of HMEC.

32.2	Certification by Ryan E. Greenier, Chief Financial Officer of HMEC.

99.1	Glossary of Selected Terms.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Horace Mann Educators Corporation	68	Third Quarter 2026 Form 10-Q

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORACE MANN EDUCATORS CORPORATION
(Registrant)

Date	November 6, 2026	/s/ Marita Zuraitis

Marita Zuraitis
President and Chief Executive Officer

Date	November 6, 2026	/s/ Ryan E. Greenier

Ryan E. Greenier
Executive Vice President and
Chief Financial Officer

Horace Mann Educators Corporation	69	Third Quarter 2026 Form 10-Q